Form 10-Q
period 2021-06-30
DHC Acquisition Corp.
filed 2021-08-16
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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

76092
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 16, 2021, there were 30,945,072 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DHC ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DHC ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,081,105	—
Prepaid expenses	744,911	—

Total Current Assets	1,826,016	—
Deferred offering costs	—	71,546
Cash held in Trust Account	309,450,720	—

TOTAL ASSETS	$311,276,736	$71,546

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued e xpenses	$59,405	$—
Accrued offering expenses	17,000	37,905
Advance from related party	123,780	—
Promissory note – related party	—	13,641

Total Current Liabilities	200,185	51,546
Warrant l iabilities	16,831,114	—
Deferred underwriting fee payable	10,830,775	—

Total Liabilities	27,862,074	51,546

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 27,841,466 and no shares at a redemption value of $10.00 per share at June 30, 2021 and December 31, 2020, respectively	278,414,660	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,103,606 and no shares issued and outstanding (excluding 27,841,466 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	311	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 and 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	774	863
Additional paid-in capital	7,057,359	24,137
Accumulated deficit	(2,058,442)	(5,000)

Total Shareholders’ Equity	5,000,002	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$311,276,736	$71,546

(1)
At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 1, 2021, the Company effected a share capitalization, pursuant to which an additional 1,437,500 Class B ordinary shares were issued, resulting in an aggregate of 8,625,000 Founder Shares outstanding. At June 30, 2021, the Founder Shares include an aggregate of up to 888,732 shares that were subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option. All share and associated amounts have been retroactively restated to reflect the share capitalization (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$752,597	$912,613

Loss from operations	(752,597)	(912,613)
Other income (expense):
Change in fair value of warrant liabilities	103,151	(554,490)
Transaction costs alloc ated to warrant liabilities	—	(586,339)

Total other income (expense), net	103,151	(1,140,829)

Net loss	$(649,446)	$(2,053,442)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	30,945,072	30,945,072

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$—
Basic and diluted weighted average shares outstanding, n on-redeemable Class B ordinary shares (1)	7,736,268	7,654,031

Basic and diluted net loss per share, no n-redeemable C lass B ordinary shares	$(0.08)	$(0.27)

(1)
At December 31, 2020, excluded up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 1, 2021, the Company effected a share capitalization, pursuant to which an additional 1,437,500 Class B ordinary shares were issued, resulting in an aggregate of 8,625,000 Founder Shares outstanding. At June 30, 2021, The Founder Shares include an aggregate of up to 888,732 shares that were subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option. All share and associated amounts have been retroactively restated to reflect the share capitalization (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B (1) Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000
Sale of 30,945,072 Units, net of underwriting discounts, fair value of Public Warrants and offering costs	30,945,072	3,095	—	—	282,311,487	—	282,314,582
Cash Paid in excess of fair value for private warrants	—	—	—	—	3,133,522	—	3,133,522
Class A Ordinary shares subject to possible redemption	(27,906,410)	(2,791)	—	—	(279,061,309)	—	(279,064,100)
Net loss	—	—	—	—	—	(1,403,996)	(1,403,996)

Balance – March 31, 2021	3,038,662	$304	8,625,000	$863	$6,407,837	$(1,408,996)	$5,000,008
Founder Shares subject for Forfeiture	—	—	(888,732)	(89)	89	—	—
Change in Class A ordinary shares subject to possible redemption	64,944	7	—	—	649,433	—	649,440
Net loss	—	—	—	—	—	(649,446)	(649,446)

Balance – June 30, 2021	3,103,606	$311	7,736,268	$774	$7,057,359	$(2,058,442)	$5,000,002

(1)
At December 31, 2020, included up to 1,125,000 shares subject to forfeiture if the over-allotment option was not exercise in full or in part by the underwriters. On March 1, 2021, the Company effected a share capitalization, pursuant to which an additional 1,437,500 Class B ordinary shares were issued, resulting in an aggregate of 8,625,000 Founder Shares outstanding. At June 30,
2021
, the Founder Shares include an aggregate of up to 888,732 that were subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option. All share and associated amounts have been retroactively restated to reflect the share capitalization (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,503,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	554,490
Transaction costs allocated to warrant liabilities	586,339
Changes in operating assets and liabilities:
Prepaid expenses	(718,111)
Accrued expenses	59,405

Net cash used in operating activities	(1,571,319)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(309,450,720)

Net cash used in investing activities	(309,450,720)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	303,261,706
Proceeds from sale of Private Placement Warrants	9,189,015
Proceeds from advance from related party	123,780
Repayment of promissory note – related party	(171,357)
Payment of offering costs	(300,000)

Net cash provided by financing activities	312,103,144

Net Change in Cash	1,081,105
Cash – Beginning of period	—

Cash – End of period	$1,081,105

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$17,000

Offering costs paid through promissory note	$130,916

Payment of prepaid expenses through promissory note	$26,800

Initial classification of Class A ordinary shares subject to possible redemption	$271,198,440

Change in value of Class A ordinary shares subject to redemption	$7,216,220

Deferred underwriting fee payable	$10,830,775

Forfeiture of Founder Shares	$(89)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000 which is described in Note

.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to DHC Sponsor, LLC (the “Sponsor”), generating gross proceeds of $9,000,000, which is described in Note

.
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
The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding public shares. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
5
). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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
JUNE 30, 2021

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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
4
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share
value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2021. The interim results for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
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
JUNE 30, 2021

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three and six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 27,841,466 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Share
Net loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants , since the average stock price of the Company’s ordinary shares for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable
ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the period. Class B
non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2021
Class A ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$—	$—

Net income (loss) attributable to Class A ordinary shares subject to possible redemption	$—	$—

Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	30,945,072	30,945,072

Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$—	$—

Non-Redeemable Ordinary shares
Numerator: Net loss minus Net Earnings—Basic
Net loss	$(649,446)	$(2,053,442)
Less: Net income allocable to Class A ordinary shares subject to possible redemption	—	—

Non-Redeemable Net loss—Basic	$(649,446)	$(2,053,442)

Denominator: Weighted Average n on- r edeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding, n on-redeemable Class B ordinary shares	7,736,268	7,654,031

Basic net loss per share, n on-redeemable Class B ordinary shares	$(0.08)	$(0.27)

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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the
w
a
rrant liabilities (see
Note 9).
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
NOTE 3. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). On March 5, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 945,072 Units issued for an aggregate amount of $9,450,720.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,000,000. The Sponsor has agreed to purchase up to an additional 600,000 Private Placement Warrants, for an aggregate purchase price of an additional $900,000, if the over-allotment option is exercised in full in part by the underwriters. On March 5, the Sponsor purchased 126,010 Private Placement Warrants for an additional aggregate purchase price of $189,015 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
6
). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
In December 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share capitalization, pursuant to which an additional 1,437,500 Class B ordinary shares were issued, resulting in an aggregate of 8,625,000 Founder Shares outstanding. At June 30, 2021, the Founder Shares included an aggregate of up to 888,732 shares that were subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares collectively represented 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ remaining over-allotment option expiring subsequent to June 30, 2021, 888,732 Founder Shares were forfeited.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended
June 30, 2021
,
the total expense for administrative services was $30,000 and $40,000, respectively and $40,000 is included in accrued expenses on the condensed
balance sheet as of June 30, 2021.
Promissory Note — Related Party
On December 29, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) July 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding amount of $171,357 was repaid after the closing of the Initial Public Offering on March 9, 2021. Borrowings under the Promissory Note are no longer available.
Advances from Related Party
As of June 30, 2021, the Sponsor paid $123,780 on behalf of the Company in connection with certain offering and operating costs. The advances are non-interest bearing and are currently due on demand.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, there were no working capital loans
outstanding.
NOTE 6. COMMITMENTS

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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,103,606 Class A ordinary shares issued and outstanding, excluding 27,841,466 Class A ordinary shares subject to possible redemption. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

DHC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,736,268 and 8,625,000 shares of Class B ordinary shares issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of June 30, 2021, there were 10,315,024 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) one year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2021

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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the
30
-trading
day period ending three trading days before the Company send the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

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
As of June 30, 2021, there were 6,126,010 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
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
At June 30, 2021, assets held in the Trust Account were comprised of $309,450,720 in cash
. At December 31, 2020 there were no assets held in the Trust Account. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$10,521,324
Warrant Liability – Private Placement Warrants	3	$6,309,790

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half
of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker DHCAW. The subsequent measurement of the Private Placement Warrants was calculated using a Monte Carlo Simulation which is considered a Level 3 measurement.
The key inputs into the Monte Carlo simulation model for Level 3 Warrants were as follows :

Input	June 30, 2021
Risk-free interest rate	1.10%
Expected Term (Years)	5.0
Expected volatility	15%
Exercise price	$11.50
Unit Price	$10.00
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (IPO)	5,940,000	9,900,000	15,840,000
Initial measurement on March 5, 2021 (Over allotment)	124,750	311,874	436,624
Change in fair value	245,040	412,621	657,641

Fair value as of March 31, 2021	$6,309,790	$10,624,475	$16,934,265
Change in fair value	—	(103,151)	(103,151)
Transfer to Level 1	—	(10,521,324)	(10,521,324)
Fair v alue as of June 30, 2021	$6,309,790	$—	$6,309,790

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $10,521,324. There were no transfers from
L
evel 3 to
 Level
2 during the three and six months ended June 30, 2021.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $649,446, which consists of operating costs of $752,597, offset by change in fair value of warrant liability of $103,151.
For the six months ended June 30, 2021, we had a net loss of $2,053,442, which consists of operating costs of $912,613, change in fair value of warrant liability of $554,490 and transaction costs allocated to warrant liabilities of $586,339.
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
For the six months ended June 30, 2021, cash used in operating activities was $1,571,319. Net loss of $2,053,442 was affected by change in fair value of warrant liability of $554,490 and transaction costs allocated to warrant liabilities of $586,339. Changes in operating assets and liabilities used $658,706 of cash for operating activities.
As of June 30, 2021, we had cash held in the Trust Account of $309,450,720. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,081,105. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.
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
Net Income (Loss) Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the periods presented.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Note 2 to the Financial Statement herein, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q present
fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC as supplemented by the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHC ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)