Form 10-Q
period 2021-09-30
DHC Acquisition Corp.
filed 2021-11-12
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
(214)452-2300
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
As of November 12, 2021, there were
 30,945,072 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DHC ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DHC ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$979,939	—
Prepaid expenses	554,997	—

Total Current Assets	1,534,936	—
Deferred offering costs	—	71,546
Investment held in Trust Account	309,450,720	—

TOTAL ASSETS	$310,985,656	$71,546

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$334,597	$—
Accrued offering expenses	—	37,905
Advance from related party	123,780	—
Promissory note – related party	—	13,641

Total Current Liabilities	458,377	51,546
Warrant liabilities	11,508,724	—
Deferred underwriting fee payable	10,830,775	—

Total Liabilities	22,797,876	51,546
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 30,945,072 and no shares at a redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	309,450,720	—
Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	774	863
Additional paid-in capital	—	24,137
Accumulated deficit	(21,263,714)	(5,000)

Total Shareholders’ (Deficit) Equity	(21,262,940)	20,000

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ (DEFICIT) EQUITY	$310,985,656	$71,546

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021
General and administrative expenses	$549,272	$1,461,885

Loss from operations	(549,272)	(1,461,885)
Other income (expense):
Change in fair value of warrant liabilities	5,322,390	4,767,900
Transaction costs allocated to warrant liabilities	—	(586,339)

Total other income (expense)	5,322,390	4,181,561

Net income	$4,773,118	$2,719,676

Basic weighted average shares outstanding, Class A ordinary shares	30,945,072	23,913,792

Basic net income per share, Class A ordinary shares	$0.12	$0.09

Basic weighted average shares outstanding, Class B ordinary shares	7,736,268	7,681,745

Basic net income per share, Class B ordinary shares	$0.12	$0.09

Diluted weighted average shares outstanding, Class B ordinary shares	7,736,268	7,736,268
Diluted net income per share, Class B ordinary shares	$0.12	$0.09

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class B (1) Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000
Cash Paid in excess of fair value for private warrants	—	—	3,133,522	—	3,133,522
Forfeiture of Founder Shares	(888,732)	(89)	89	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(3,157,748)	(23,978,390)	(27,136,138)
Net loss	—	—	—	(1,403,996)	(1,403,996)

Balance – March 31, 2021 (unaudited)	7,736,268	$774	$—	$(25,387,386)	$(25,386,612)
Net loss	—	—	—	(649,446)	(649,446)

Balance – June 30, 2021 (unaudited)	7,736,268	$774	$—	$(26,036,832)	$(26,036,058)
Net income	—	—	—	4,773,118	4,773,118

Balance – September 30, 2021 (unaudited)	7,736,268	$774	$—	$(21,263,714)	$(21,262,940)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,719,676
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(4,767,900)
Transaction costs allocated to warrant liabilities	586,339
Changes in operating assets and liabilities:
Prepaid expenses	(528,197)
Accrued expenses	334,597

Net cash used in operating activities	(1,655,485)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(309,450,720)

Net cash used in investing activities	(309,450,720)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	303,261,706
Proceeds from sale of Private Placement Warrants	9,189,015
Proceeds from advance from related party	123,780
Repayment of promissory note – related party	(171,357)
Payment of offering costs	(317,000)

Net cash provided by financing activities	312,086,144

Net Change in Cash	979,939
Cash – Beginning of period	—

Cash – End of period	$979,939

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$130,916

Payment of prepaid expenses through promissory note	$26,800

Deferred underwriting fee payable	$10,830,775

Forfeiture of Founder Shares	$(89)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investment held in the Trust Account (as defined below), along with income or loss from the change in fair value of the warrant liabilities.
The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On M
a
rch 4, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000 which is described in Note 4.
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
The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding public shares. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 6) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an Initial Business Combination.
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
The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $
100,000
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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share
value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to possible redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $
10.00
 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $
5,000,001
. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and the SEC and its staff’s guidance on redeemable equity instruments.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will also present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form
10-Q’s
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table

Balance Sheet as of March 4, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$271,198,440	$28,801,560	$300,000,000
Class A ordinary shares	$288	$(288)	$—
Additional paid-in capital	$5,590,191	$(5,590,191)	$—
Accumulated deficit	$(591,339)	$(23,211,081)	$(23,802,420)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(28,801,560)	$(23,801,557)
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2021. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
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
SEPTEMBER 30, 2021

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the esti
m
ate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three and nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Investment Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in a checking account held by Continental Stock Transfer & Trust Company.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $17,501,346, of which $16,915,008 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $586,339 were expensed to the statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021
, 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	$(10,211,874)
Class A ordinary shares issuance costs	$(16,924,264)
Plus:
Accretion of carrying value to redemption value	$27,136,138

Class A ordinary shares subject to possible redemption	$309,450,720

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in
ASC815-40
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from income (loss) per ordinary share as the redemption value approximates fair value.
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,441,034 shares of Class A ordinary share in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021 Class A	Nine Months Ended September 30, 2021 Class A
Basic and Diluted net income per ordinary share

Numerator:
Allocation of net income, as adjusted	$3,818,494	$2,058,448
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,945,072	23,913,792
Basic and diluted net income per ordinary share	0.12	0.09

	Three Months Ended September 30, 2021 Class B	Nine Months Ended September 30, 2021 Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$954,624	$661,228
Denominator:
Basic weighted average ordinary shares outstanding	7,736,268	7,681,745
Basic net income per ordinary share	0.12	0.09
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$954,624	$664,774
Denominator:
Diluted weighted average ordinary shares outstanding	7,736,268	7,736,268
Diluted net income per ordinary share	0.12	0.09
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC T
o
pic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note

).
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
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
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,000,000
. The Sponsor agreed to purchase up to an
 additional 600,000 Private Placement Warrants, for an aggregate purchase price of an additional $900,000
, if the over-allotment option is exercised in part by the underwriters. On March 5, the Sponsor purchased 126,010 Private Placement Warrants for an additional aggregate purchase price of $189,015 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
In December 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share capitalization, pursuant to which an additional 1,437,500 Class B ordinary shares were issued, resulting in an aggregate of 8,625,000
 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture by the Sponsor following to the extent the underwriters’ election to exercise their over-allotment option was not exercised so that the number of Founder Shares collectively represented 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ not exercising their overallotment option in full, 888,732 Founder Shares were forfeited on March 4, 2021.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2021, the total expense for administrative services was $30,000 and $70,000, respectively and $70,000 is included in accrued expenses on the condensed balance sheet as of September 30, 2021.
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
Advances from Related Party
As of September 30, 2021, the Sponsor paid $123,780 on behalf of the Company in connection with certain offering and operating costs. The advances are non-interest
bearing.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, there were no working capital loans outstanding.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Registration Rights
Pursuance to a registration rights agreement entered into on March 4, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,830,775 in the aggregate. The def
e
rred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 8. SHAREHOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 there were 30,945,072 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 7,736,268 and 8,625,000 shares of Class B ordinary shares issued and outstanding, respectively.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

NOTE 9. WARRANT LIABILITIES
As of September 30, 2021, there were 10,315,024 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) one year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
As of September 30, 2021, there were 6,126,010 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At September 30, 2021, assets held in the Trust Account were comprised of $309,450,720 in a checking account held by Continental Stock Transfer and Trust Company. At December 31, 2020 there were no assets held in the Trust Account. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$7,220,517
Warrant Liability – Private Placement Warrants	2	$4,288,207

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying September 30, 2021 unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations
.
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
The key inputs into the Monte Carlo simulation model for Level 3 Warrants were as follows:

Input	September 30, 2021
Risk-free interest rate	1.13%
Expected Term (Years)	5.0
Expected volatility	12%
Exercise price	$11.50
Unit Price	$9.77
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (IPO)	5,940,000	9,900,000	15,840,000
Initial measurement on March 5, 2021 (Over allotment)	124,750	311,874	436,624
Change in fair value	245,040	412,621	657,641

Fair value as of March 31, 2021	$6,309,790	$10,624,475	$16,934,265
Change in fair value	—	(103,151)	(103,151)
Transfer to Level 1	—	(10,521,324)	(10,521,324)

Fair value as of June 30, 2021	$6,309,790	$—	$6,309,790
Change in fair value	(2,021,583)	—	(2,021,583)
Transfer to Level 2	(4,288,207)	—	(4,288,207)

Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $10,521,324
. There were transfers of $4,288,207 from Level 3 to Level 2 during the three and nine months ended September 30, 2021.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $4,773,118, which consists of operating costs of 549,272 and a change in fair value of warrant liability of $5,322,390.
For the nine months ended September 30, 2021, we had a net income of $2,719,696, which consists of operating costs of $1,461,885, change in fair value of warrant liability of $4,767,900 and transaction costs allocated to warrant liabilities of $586,339.
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
On March 5, 2021, in connection with the underwriters’ partial exercise of their over-allotment option, we consummated the sale of an additional 945,072 Units at a price of $10.00 per Unit, generating total gross proceeds of $9,450,720. In addition, we also consummated the sale of an additional 126,010 Private Placement Warrants at $1.50 per Private Warrant, generating total gross proceeds of $189,015.
Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $309,450,720 was placed in the Trust Account. We incurred $17,501,346 in Initial Public Offering related costs, including $6,189,014 of underwriting fees, $10,830,775 of deferred underwriting fees and $481,557 of other costs.
For the nine months ended September 30, 2021, cash used in operating activities was $1,655,485. Net income of $2,719,676 was affected by change in fair value of warrant liability of $4,767,900 and transaction costs allocated to warrant liabilities of $586,339. Changes in operating assets and liabilities used $193,600 of cash for operating activities.
As of September 30, 2021, we had cash held in the Trust Account of $309,450,720. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $979,939. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 4, 2021, we consummated the Initial Public Offering of 30,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000. Citigroup Global Markets Inc. acted as sole book-running manager and Drexel Hamilton, LLC and Roberts & Ryan Investments, Inc. acted as co-managers,
of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1(No.
333-252891).
The SEC declared the registration statements effective on March 1, 2021.
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

DHC ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)