Form 10-Q/A
period 2021-09-30
DHC Acquisition Corp.
filed 2021-12-21
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
December
21
,
2021, there were
 30,945,072 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
DHC Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).
Background of Restatement
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on March 5, 2021. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
As a result, the Company’s management, together with the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), concluded that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 24, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A common stock as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The change in accounting for the Class A ordinary shares did not have any impact on our liquidity, total assets, total liabilities, cash flows, or net income (loss) in the Affected Periods. However, earnings per share during the Affected Periods was impacted due to a change in presentation relating to the restatements.
We are filing this Amendment No. 1 to amend and restate the Affected Periods with modification as necessary to reflect the restatements. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 23, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

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

The accompanying notes are an integral part of the unaudit
e
d condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000
Cash Paid in excess of fair value for private warrants	—	—	3,133,522	—	3,133,522
Forfeiture of Founder Shares	(888,732)	(89)	89	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(3,157,748)	(23,978,390)	(27,136,138)
Net loss	—	—	—	(1,403,996)	(1,403,996)

Balance – March 31, 2021 , as restated – see Note 2 (unaudited)	7,736,268	$774	$—	$(25,387,386)	$(25,386,612)
Net loss	—	—	—	(649,446)	(649,446)

Balance – June 30, 2021 , as restated – see Note 2 (unaudited)	7,736,268	$774	$—	$(26,036,832)	$(26,036,058)
Net income	—	—	—	4,773,118	4,773,118

Balance – September 30, 2021 (unaudited)	7,736,268	$774	$—	$(21,263,714)	$(21,262,940)

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)
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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the
SEC
and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly recorded its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of
$
10.00
 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $
5,000,001
.
Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$279,064,100	$30,386,620	$309,450,720
Class A ordinary shares	$304	$(304)	$—
Additional paid-in capital	$6,407,837	$(6,407,837)	$—
Accumulated deficit	$(1,408,996)	$(23,978,479)	$(25,387,475)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(30,386,620)	$(25,386,612)
Number of shares subject to redemption	27,906,410	3,038,662	30,945,072
Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$278,414,660	$31,036,030	$309,450,720
Class A ordinary shares	$311	$(311)	$—
Additional paid-in capital	$7,057,359	$(7,057,359)	$—
Accumulated deficit	$(2,058,442)	$(23,978,390)	$(26,036,832)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(31,036,030)	$(26,036,058)
Number of shares subject to redemption	27,841,466	3,103,606	30,945,072
Condensed Statement of Operations for the three months ended March 3 1 , 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	30,945,072	(21,661,550)	9,283,522
Basic and diluted loss income per share, Class A ordinary shares	$—	$(0.08)	$(0.08)
Weighted average shares outstanding, Class B ordinary shares	7,570,880	—	7,570,880
Basic and diluted net loss per share, Class B ordinary shares	$(0.19)	$0.11	$(0.08)
Condensed Statement of Operations for the three months ended June 3 0 , 2021 ( un audited)
Weighted average shares outstanding, Class A ordinary shares	30,945,072	—	30,945,072
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.02)	$(0.02)
Weighted average shares outstanding, Class B ordinary shares	7,736,268	—	7,736,268
Basic and diluted net loss per share, Class B ordinary shares	$(0.08)	$0.06	$(0.02)
Condensed Statement of Operations for the six months ended June 3 0 , 2021 ( un audited)
Weighted average shares outstanding, Class A ordinary shares	30,945,072	(10,770,937)	20,174,135
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.07)	$(0.07)
Weighted average shares outstanding, Class B ordinary shares	7,654,031	—	7,654,031
Basic and diluted net loss per share, Class B ordinary shares	$(0.27)	$0.20	$(0.07)
Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Non-Cash Investing and Financing Activities
Initial classification of Class A ordinary shares subject to possible redemption	$271,198,440	$(271,198,440)	$—
Change in value of Class A ordinary shares subject to possible redemption	$7,865,660	$(7,865,660)	$—
Statement of Cash Flows for the six months ended June 30, 2021 ( un audited)
Non-Cash Investing and Financing Activities
Initial classification of Class A ordinary shares subject to possible redemption	$271,198,440	$(271,198,440)	$—
Change in value of Class A ordinary shares subject to possible redemption	$7,216,220	$(7,216,200)	$—
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

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
Under ASC 480-10-S99, the Company elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

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
The Company established the initial fair valu
e
 for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker DHCAW. The subsequent measurement of the Private Placement Warrants was calculated using a Monte Carlo Simulation which is considered a Level 3 measurement.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(AS RESTATED)

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except for the restatement discussed in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this amended report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DHC Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DHC Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements as described in the Explanatory Note to this Amendment, as of September 30, 2021, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC as supplemented by the risk factors included in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this amended Quarterly Report on Form 10-Q/A, notwithstanding the advice on the specific matter also obtained from professional third parties, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
Our management and our audit committee concluded that, we identified a material weakness in our internal controls over financial reporting.
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
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this amended Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.
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

DHC ACQUISITION CORP.

Date: December 21, 2021	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2021	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)