Form 10-Q
period 2022-03-31
DHC Acquisition Corp.
filed 2022-05-13
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 13, 2022, there

were 30,945,072 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DHC ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DHC ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash	$668,679	$861,474
Prepaid expenses	373,872	388,666

Total Current Assets	1,042,551	1,250,140
Investment held in Trust Account	309,480,929	309,450,720

TOTAL ASSETS	$310,523,480	$310,700,860

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,519,800	$1,024,627

Total Current Liabilities	2,519,800	1,024,627
Warrant liabilities	3,796,235	8,299,434
Deferred underwriting fee payable	10,830,775	10,830,775

Total Liabilities	17,146,810	20,154,836

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 30,945,072 shares at a redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	309,450,720	309,450,720

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 30,945,072 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 shares issued and outstanding at March 31, 2022 and December 31, 2021	774	774
Additional paid-in capital	—	—
Accumulated deficit	(16,074,824)	(18,905,470)

Total Shareholders’ Deficit	(16,074,050)	(18,904,696)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$310,523,480	$310,700,860

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating and formation cos t s	$1,702,762	$160,016

Loss from operations	(1,702,762)	(160,016)
Other income (loss):
Change in fair value of warrant liabilities	4,503,199	(657,641)
Transaction costs allocable to warrant liabilities	—	(586,339)
Interest earned on investments held in the Trust Account	30,209	—

Total other income (loss), net	4,533,408	(1,243,980)

Net income (loss)	$2,830,646	$(1,403,996)

Weighted average shares outstanding of Class A ordinary shares	30,945,072	9,283,522

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.08)

Weighted average shares outstanding of Class B ordinary shares	7,736,268	7,570,880

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	7,736,268	$774	$—	$(18,905,470)	$(18,904,696)
Net income	—	—	—	2,830,646	2,830,646

Balance – March 31, 2022 (unaudited)	7,736,268	$774	$—	$(16,074,824)	$(16,074,050)

THREE MONTHS ENDED MARCH 31, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000
Cash p aid in excess of fair value for private warrants	—	—	3,133,522	—	3,133,522
Forfeiture of Founder Shares	(888,732)	(89)	89	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(3,157,748)	(23,978,390)	(27,136,138)
Net loss	—	—	—	(1,403,996)	(1,403,996)

Balance – March 31, 2021 (unaudited)	7,736,268	$774	$—	$(25,387,386)	$(25,386,612)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,830,646	$(1,403,996)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(30,209)	—
Change in fair value of warrant liabilities	(4,503,199)	657,641
Transaction costs allocated to warrant liabilities	—	586,339
Changes in operating assets and liabilities:
Prepaid expenses	14,794	(845,578)
Accounts payable and accrued expenses	1,495,173	50,738

Net cash used in operating activities	(192,795)	(954,856)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(309,450,720)

Net cash used in investing activities	—	(309,450,720)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	303,261,706
Proceeds from sale of Private Placement Warrants	—	9,189,015
Repayment of promissory note – related party	—	(171,357)
Payment of offering costs	—	(300,000)

Net cash provided by financing activities	—	311,979,364

Net Change in Cash	(192,795)	1,573,788
Cash – Beginning of period	861,474	—

Cash – End of period	$668,679	$1,573,788

Non- c ash investing and financing activities:
Offering costs included in accrued offering costs	$—	$17,000

Offering costs paid through promissory note	$—	$130,916

Payment of prepaid expenses through promissory note	$—	$26,800

Deferred underwriting fee payable	$—	$10,830,775

Forfeiture of Founder Shares	$—	$(89)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investment held in the Trust Account (as defined below), along with income or loss from the change in fair value of the warrant liabilities.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to DHC Sponsor, LLC (the “Sponsor”), generating gross proceeds of $9,000,000, which is described in Note 4.
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
On March 5, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 945,072 Units issued for an aggregate amount of $9,450,720. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 126,010 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $189,015. A total of $9,450,720 was deposited into the Trust Account, bringing the aggregate proceeds deposited in the Trust Account to $309,450,720.
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
MARCH 31, 2022
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
The Sponsor and the Company’s officers and directors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial business combination within 24 months from the closing of the Company’s Initial Public Offering.
The Company has until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Liquidity and Going Concern
The accompanying condensed financial statements have
been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had $668,679 in its operating bank account and
a
working capital deficit of $1,477,249.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard
s
Board

(“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 11, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
MARCH 31, 2022
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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three and nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investment Held in Trust Account
At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, substantially all of the assets held in the Trust Account were held in a checking account held by Continental Stock Transfer & Trust Company.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to the redemption value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering
. Offering costs amounted to $17,501,346, of which $16,915,008 w
a
s
 charged to temporary shareholders’ deficit upon the completion of the Initial Public Offering and $586,339 w as
 expensed

to the condensed statements of operations
.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480
,
“Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’
deficit section of the Company’s condensed balance sheets, respectively.
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
capital and accumulated deficit.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	(10,211,874)
Class A ordinary shares issuance costs	(16,924,264)
Plus:
Accretion of carrying value to redemption value	27,136,138

Class A ordinary shares subject to possible redemption	$309,450,720

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period
s
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
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,441,034 shares of Class A ordinary share in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022 Class A	Three Months Ended March 31, 2021 Class A
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,264,517	$(773,331)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,945,072	9,283,522
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.08)

	Three Months Ended March 31, 2022 Class B	Three Months Ended March 31, 2021 Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$566,129	$(630,665)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,736,268	7,570,880
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.08)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts
,
and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
In December 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On March 1, 2021, the Company effected a share capitalization, pursuant to which an additional 1,437,500 Class B ordinary shares were issued, resulting in an aggregate of 8,625,000 Founder Shares outstanding. Historical information has been retroactively restated. The Founder Shares included an aggregate of up to 1,125,000 shares that were subject to forfeiture by the Sponsor following to the extent the underwriters’ election to exercise their over-allotment option was not exercised so that the number of Founder Shares collectively represented 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ not exercising their overallotment option in full, 888,732 Founder Shares were forfeited on April 15, 2021.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the total expense for administrative services was $30,000 and $10,000, respectively
,
and $130,000 and $10,000 are
included in accounts payable and
accrued expenses on the condensed balance sheets as of March 31, 2022 and December 31, 2021, respectively.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, there were no working capital loans outstanding.
NOTE 6. COMMITMENTS

AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 30,945,072 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 7,736,268 shares of Class B ordinary shares issued and outstanding.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 8. WARRANT LIABILITIES
As of March 31, 2022 and December 31, 2021, there were 10,315,024 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a)
one
year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a
30-tradingday
period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the
30-trading

day
period ending three trading days before the Company send the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading

day
period ending on the third trading day prior to the date on which the
Company send
s
 the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the
Company consum
mates its
 initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
As of March 31, 2022 and December 31, 2021, there were 6,126,010 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until
30
 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.
At March 31, 2022, assets held in the Trust Account were comprised of $309,480,929 of money market funds which are invested primarily in U.S. Treasury Securities.

During the three months ended March
31
,
2022
, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $309,450,720 in a checking account held by Continental Stock Transfer and Trust Company. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022		December 31, 2021
	Level	Amount	Level	Amount
Liabilities:
Warrant Liabilities – Public Warrants	1	$2,381,739	1	$5,207,024
Warrant Liabilities – Private Placement Warrants	2	$1,414,496	2	$3,092,410

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Company’s accompanying March 31, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker DHCAW. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For March 31, 2022 and December 31, 2021, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on December 22, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $2,830,646, which consists of the change in fair value of warrant liabilities of $4,503,199 and interest earned on investments held in the Trust Account of $30,209, offset by operating and formation costs of $1,702,762.
For the three months ended March 31, 2021, we had a net loss of $1,403,996, which consists of operating and formation costs of $160,016, change in fair value of warrant liabilities of $657,641 and transaction costs allocated to warrant liabilities of $586,339.
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
On March 5, 2021, the underwriters of our initial public offering partially exercised their over-allotment option, and we consummated the sale of an additional 945,072 Units at a price of $10.00 per Unit, generating total gross proceeds of $9,450,720. In addition, we also consummated the sale of an additional 126,010 private placement warrants at $1.50 per private warrant, generating total gross proceeds of $189,015.
Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, a total of $309,450,720 was placed in the Trust Account. We incurred $17,501,346 in Initial Public Offering related costs, including $6,189,014 of underwriting fees, net of reimbursement, $10,830,775 of deferred underwriting fees and $481,557 of other costs.
For the three months ended March 31, 2022, cash used in operating activities was $192,795. Net income of $2,830,646 was affected by change in fair value of warrant liabilities of $4,503,199 and interest earned on investments held in the Trust Account of $30,209. Changes in operating assets and liabilities provided $1,509,967 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $945,856. Net loss of $1,403,996 was affected by change in fair value of warrant liabilities of $657,641 and transaction costs allocated to warrant liabilities of $586,339. Changes in operating assets and liabilities used $794,840 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $309,480,929. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $668,679. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
for the period ended December 31, 2021, which was filed with the SEC on March 11, 2022 (our “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, we are subject to tax laws and regulations enacted by national, regional and local governments, those laws and regulations and their interpretation and application may also change from time to time and those changes or our failure to comply with any applicable laws or regulations, as interpreted or applied, could have a material adverse impact on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.
Additionally, on March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.
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

DHC ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)