Form 10-Q
period 2022-06-30
DHC Acquisition Corp.
filed 2022-08-15
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the
quarterly period
June 30, 2022

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12
b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12
b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2022, there were
30,945,072 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DHC ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DHC ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets
Cash	$405,645	$861,474
Due from Sponsor	1,500
Prepaid expenses	269,202	388,666

Total Current Assets	676,347	1,250,140
Investment held in Trust Account	309,898,791	309,450,720

TOTAL ASSETS	$310,575,138	$310,700,860

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,397,170	$1,024,627

Total Current Liabilities	2,397,170	1,024,627
Warrant liabilities	1,201,839	8,299,434
Deferred underwriting fee payable	10,830,775	10,830,775

Total Liabilities	14,429,784	20,154,836

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 30,945,072 shares at a redemption value of $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021 , respectively	309,898,791	309,450,720

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 30,945,072 shares subject to possible redemption at June 30, 2022 and December 31, 2021)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 shares issued and outstanding at June 30, 2022 and December 31, 2021	774	774
Additional paid-in capital	—	—
Accumulated deficit	(13,754,211)	(18,905,470)

Total Shareholders’ Deficit	(13,753,437)	(18,904,696)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$310,575,138	$310,700,860

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Operating and formation costs	$243,574	$752,597	$1,946,336	$912,613

Loss from operations	(243,574)	(752,597)	(1,946,336)	(912,613)
Other income (expense):
Change in fair value of warrant liabilities	2,594,396	103,151	7,097,595	(554,490)
Transaction costs allocable to warrant liabilities	—	—	—	(586,339)
Interest earned on investments held in the Trust Account	417,862	—	448,071	—

Other income (expense), net	3,012,258	103,151	7,545,666	(1,140,829)

Net income (loss)	$2,768,684	$(649,446)	$5,599,330	$(2,053,442)

Weighted average shares outstanding of Class A ordinary shares	30,945,072	30,945,072	30,945,072	20,174,135

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.02)	$0.14	$(0.07)

Weighted average shares outstanding of Class B ordinary shares	7,736,268	7,736,268	7,736,268	7,654,031

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.02)	$0.14	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	7,736,268	$774	$—	$(18,905,470)	$(18,904,696)
Net income	—	—	—	2,830,646	2,830,646

Balance — March 31, 2022 (unaudited)	7,736,268	774	—	(16,074,824)	(16,074,050)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(448,071)	(448,071)
Net income	—	—	—	2,768,684	2,768,684

Balance — June 30, 2022 (unaudited)	7,736,268	$774	$—	$(13,754,211)	$(13,753,437)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000
Cash paid in excess of fair value for private warrants	—	—	3,133,522	—	3,133,522
Forfeiture of Founder Shares	(888,732)	(89)	89	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(3,157,748)	(23,978,390)	(27,136,138)
Net loss	—	—	—	(1,403,996)	(1,403,996)

Balance — March 31, 2021 (unaudited)	7,736,268	$774	$—	$(25,387,386)	$(25,386,612)
Net loss	—	—	—	(649,446)	(649,446)

Balance — June 30, 2021 (unaudited)	7,736,268	$774	$—	$(26,036,832)	$(26,036,058)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,599,330	$(2,053,442)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(448,071)	—
Change in fair value of warrant liabilities	(7,097,595)	554,490
Transaction costs allocated to warrant liabilities	—	586,339
Changes in operating assets and liabilities:
Due from Sponsor	(1,500)
Prepaid expenses	119,464	(718,111)
Accounts payable and accrued expenses	1,372,543	59,405

Net cash used in operating activities	(455,829)	(1,571,319)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(309,450,720)

Net cash used in investing activities	—	(309,450,720)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	303,261,706
Proceeds from sale of Private Placement Warrants	—	9,189,015
Advances from related party	—	123,780
Repayment of promissory note – related party	—	(171,357)
Payment of offering costs	—	(300,000)

Net cash provided by financing activities	—	312,103,144

Net Change in Cash	(455,829)	1,081,105
Cash – Beginning of period	861,474	—

Cash – End of period	$405,645	$1,081,105

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$17,000

Offering costs paid through promissory note	$—	$130,916

Payment of prepaid expenses through promissory note	$—	$26,800

Deferred underwriting fee payable	$—	$10,830,775

Forfeiture of Founder Shares	$—	$(89)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
DHC Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 22, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase
, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and activities in connection with the Proposed Business Combination (as defined and discussed below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investment held in the Trust Account (as defined below), along with income or loss from the change in fair value of the warrant liabilities.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price o
f
$1.50
per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds of $9,000,000, which is described in Note 4.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The

Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either
 (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two
business days prior to the consummation of the Business Combination, (initially $
10.00
per
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

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
Proposed Business Combination
On July 25, 2022, Company entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), by and among the Company, Glory Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”) and With Purpose, Inc. (d/b/a GloriFi, Inc.) a Delaware corporation (“GloriFi”).
The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Proposed Business Combination”):

(i)
prior to (but no later than the day preceding) the date of the closing of the Proposed Business Combination, the Company shall migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended (“DGCL”) and the Companies Act (as revised) of the Cayman Islands (the “Domestication”), upon which each share of Class A ordinary shares, $0.0001 par value per share, of the Company (“Company Class A Ordinary Shares”) shall be converted into one share of Class A common stock, $0.0001 par value per share of the Company (“Company Class A Common Stock”), and each share of Class B ordinary shares, $0.0001 par value per share, of the Company (“Company Class B Ordinary Shares”) shall be converted into one share of Class B common stock, $0.0001 par value per share, of the Company (the “Founders Class B Common Stock”) and together with the Company Class A Common Stock, the “Company Common Stock”);

(ii)
immediately prior to the closing of the Proposed Business Combination and following the Domestication, each share of Founders Class B Common Stock shall automatically convert into one share of Company Class A Common Stock;

(iii)
at the closing of the Proposed Business Combination (the “Closing”) and following the Domestication, upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the DGCL, Merger Sub will merge with and into GloriFi, the separate corporate existence of Merger Sub shall cease and GloriFi shall continue as the surviving corporation of the merger and a wholly owned subsidiary of the Company (the “Merger”);

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

(iv)
as a result of the Merger, among other things, (a) all outstanding shares of Class A Common Stock of GloriFi held by any GloriFi current stockholder will be converted into the right to receive (1) a number of shares of Company Class A Common Stock equal to (x) the exchange ratio multiplied by (y) the number of shares of Class A Common Stock of GloriFi held by any GloriFi stockholder as of immediately prior to the effective time of the Merger (the “Effective Time”) and (2) its pro rata portion of up to 40 million shares of Company Class A Common Stock (as may be increased as a result of the forfeiture following the Closing of exchanged GloriFi restricted stock and restricted stock units) upon the closing price of the Company Class A Common Stock exceeding certain price thresholds for any 20 out of 30 consecutive trading day period in the seven year period following the Closing (the “Earnout Shares”) and (b) all outstanding shares of Class B Common Stock of GloriFi held by any GloriFi stockholder will be converted into the right to receive (1) a number of shares of Company Common Stock equal to (x) the exchange ratio multiplied by (y) the number of shares of Class B Common Stock of GloriFi held by such stockholder as of immediately prior to the Effective Time and (2) its pro rata portion of the Earnout Shares, in each case of clauses (a) and (b), other than treasury shares and dissenting shares; and

(v)	the Company will be renamed “GloriFi, Inc.” or such other name as mutually agreed by the Company and GloriFi.
The transaction has been unanimously approved by the Company’s and GloriFi’s Board of Directors and is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Proposed Business Combination and related agreements and transactions by the respective shareholders of the Company and GloriFi, (ii) effectiveness of the registration statement on Form S-4 to be filed by the Company in connection with the Proposed Business Combination; (iii) the absence of laws or governmental orders prohibiting the Proposed Business Combination, (iv) expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, (v) the Company having at least $5,000,0001 of net tangible assets upon the Closing, (vi) the completion of the Domestication, (vii) customary bringdown of the representations, warranties and covenants of the parties, (viii) the receipt of certain required regulatory approvals, (ix) the consummation of one or more financing transactions by GloriFi resulting in GloriFi’s receipt of unencumbered cash proceeds of at least $60,000,000, (x) the completion of a bank acquisition by an affiliate of GloriFi and the entry into a Marketing Program Framework Agreement by GloriFi with such affiliate or GloriFi having entered into an agreement with one or more state, or federally, charted financial institutions in a form reasonably acceptable to the Company, (xi) receipt of approval for listing on the Nasdaq Stock Market LLC of the shares of Company Common Stock to be issued in connection with the Merger, and (xii) the Company having made all appropriate and necessary arrangements with the trustee of its Trust Fund (as defined below) to have all remaining funds released to the Company.
Another condition to GloriFi’s obligation to consummate the Merger is that, as of the Closing, the amount of cash (i) available in the trust account into which substantially all of the proceeds of the Company’s initial public offering have been deposited for the benefit of the Company, certain of its public shareholders and the underwriters of the Company’s initial public offering (the “Trust Fund”), after deducting the amount required to satisfy the Company’s obligations to its shareholders (if any) that exercise their rights to redeem all or a portion of their Company Class A Ordinary Shares, in accordance with the Company’s articles of association currently in effect, plus (ii) all cash proceeds received by the Company at, prior to or immediately after the Effective Time from the issuance of Company Class A Ordinary Shares, Company Class A Common Stock or Company units at a purchase price of not less than $10.00 per share or per unit, or otherwise in connection with any backstop financing, plus (iii) the aggregate commitment amounts pursuant to any equity financing facility entered into by the Company at or prior to the Closing, provided that the form of such equity financing facility is reasonably acceptable to GloriFi, shall be equal to or greater than $30,000,000.
The Business Combination Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, subject to certain exceptions, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) GloriFi to prepare and the Company to file a registration statement on Form S-4, which shall include a proxy statement / consent solicitation statement, and take certain other actions to obtain the requisite approval of the Company’s shareholders of certain proposals regarding the Proposed Business Combination, (iv) the parties to use reasonable best efforts to obtain necessary approvals from government agencies and (v) GloriFi using reasonable best efforts to consummate financing transactions prior to September 30, 2022 resulting in the receipt of at least $60,000,000 in unencumbered cash proceeds by GloriFi.
The consummation of the Proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Liquidity and Going Concern
The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had $405,645 in its operating bank account and a working capital deficit of $1,720,823.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 11, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
JUNE 30, 2022
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed
financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed

financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three and nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investment Held in Trust Account
At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, substantially all of the assets held in the Trust Account were held in a checking account held by Continental Stock Transfer & Trust Company.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to the redemption value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $17,501,346, of which $16,915,008 was charged to temporary shareholders’ deficit upon the completion of the Initial Public Offering and $586,339 was expensed to the condensed statements of operations.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.
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
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	(10,211,874)
Class A ordinary shares issuance costs	(16,924,264)
Plus:
Accretion of carrying value to redemption value	27,136,138
Class A ordinary shares subject to possible redemption as of December 31, 2021	$309,450,720
Plus:
Accretion of carrying value to redemption value	448,071

Class A ordinary shares subject to possible redemption as of June 30, 2022	$309,898,791

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share
 purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
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
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,441,034 shares of Class A ordinary share in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,214,947	$553,737	$(519,557)	(129,889)	$4,479,464	$1,119,866	$(1,488,651)	$(564,791)
Denominator:
Basic and diluted weighted average shares outstanding	30,945,072	7,736,268	30,945,072	7,736,268	30,945,072	7,736,268	20,174,135	7,654,031

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.02)	(0.02)	$0.14	$0.14	$(0.07)	$(0.07)

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options
(Subtopic470-20)
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

1
3

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
In connection with the entering into the Business Combination Agreement, on July 25, 2022, the Company will enter into into a Sponsor Agreement (the “Sponsor Agreement”), by and among the Sponsor, LLC, GloriFi, the Company and the directors of Company, pursuant to which the Sponsor agreed to, among other things, vote in favor of the Business Combination Agreement and the Proposed Business Combination and not to transfer any Company securities held by the Sponsor prior to the Closing, subject to certain exceptions, in each case, subject to the terms and conditions contemplated by the Sponsor Agreement, and the term of the lock-up to which the founder shares held by the Sponsor and directors of the Company are subject after the Closing was amended to be the earlier of (i) 180 days following the Closing or (ii) the date on which the closing price of Company Class A Common Stock equals or exceeds $12.50 per share for any 20 out of 30 consecutive trading days. The Sponsor Agreement amended and restated in its entirety Section 5(a) of the Letter Agreement, dated March 4, 2021, by among the Company, Sponsor and the Company’s directors, which contained, among other things, the lock-up period applicable to the Sponsor.
Administrative Services Agreement
The
Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2022, the total expense for administrative services was $30,000 and $60,000, respectively
.
 For the three and six months ended June 30, 2021, the total expense for administrative services was $30,000 and $40,000
, respectively.

As of June 30, 2022 and December 31, 2021, the company had $160,000 and $100,000 included in accounts payable and accrued expense on the accompanying condensed balance sheet, respectively.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, there were no working capital loans outstanding.
NOTE 6. COMMITMENTS
 AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the completion of the Proposed Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Registration Rights
Pursuance to a registration rights agreement entered into on March 4, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the Proposed Business Combination, the registration rights agreement will be amended and restated.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The

underwriters are entitled to a deferred fee of $
0.35
per Unit, or $
10,830,775
in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Consulting Agreement
On January 27, 2021, the Company entered into a Consulting Agreement for financial advisory services. The Company agrees to pay the consultant $2,000,000 and reimburse the consultant for all reasonable and documented expenses, which shall be earned upon announcement of an initial Business Combination and payable at the closing of the initial Business Combination. On July 25, 2022, the company announced its initial Business Combination target.
Business Combination Agreement
On July 25, 2022, the Company entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), by and among the Company, Glory Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of DHC (“Merger Sub”) and With Purpose, Inc. (d/b/a GloriFi, Inc.) a Delaware corporation (“GloriFi”).
The Merger
The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):
(i) prior to (but no later than the day preceding) the date of the closing of the Business Combination, the Company shall migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended (“DGCL”) and the Companies Act (as revised) of the Cayman Islands (the “Domestication”), upon which each share of Class A ordinary shares, $0.0001 par value per share, of the Company (“DHC Class A Ordinary Shares”) shall be converted into one share of Class A common stock, $0.0001 par value per share of the Company (“DHC Class A Common Stock”), and each share of Class B ordinary shares, $0.0001 par value per share, of the Company (“DHC Class B Ordinary Shares”) shall be converted into one share of Class B common stock, $0.0001 par value per share, of the Company (the “Founders Class B Common Stock”) and together with DHC Class A Common Stock, “DHC Common Stock”);
(ii) immediately prior to the closing of the Business Combination and following the Domestication, each share of Founders Class B Common Stock shall automatically convert into one share of DHC Class A Common Stock;
(iii) at the closing of the Business Combination (the “Closing”) and following the Domestication, upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the DGCL, Merger Sub will merge with and into GloriFi, the separate corporate existence of Merger Sub shall cease and GloriFi shall continue as the surviving corporation of the merger and a wholly owned subsidiary of the Company (the “Merger”);
(iv) as a result of the Merger, among other things, (a) all outstanding shares of Class A Common Stock of GloriFi held by any GloriFi current stockholder will be converted into the right to receive (1) a number of shares of DHC Class A Common Stock equal to (x) the exchange ratio multiplied by (y) the number of shares of Class A Common Stock of GloriFi held by any GloriFi stockholder as of immediately prior to the effective time of the Merger (the “Effective Time”) and (2) its pro rata portion of up to 40 million shares of DHC Class A Common Stock (as may be increased as a result of the forfeiture following the Closing of exchanged GloriFi restricted stock and restricted stock units) upon the closing price of the DHC Class A Common Stock exceeding certain price thresholds for any 20 out of 30 consecutive trading day period in the seven year period following the Closing (the “Earnout Shares”)

and (b) all outstanding shares of Class B Common Stock of GloriFi held by any GloriFi stockholder will be converted into the right to receive (1) a number of shares of DHC Common Stock equal to (x) the exchange ratio multiplied by (y) the number of shares of Class B Common Stock of GloriFi held by such stockholder as of immediately prior to the Effective Time and (2) its pro rata portion of the Earnout Shares, in each case of clauses (a) and (b), other than treasury shares and dissenting shares;

and
(iv) the Company will be renamed “GloriFi, Inc.” or such other name as mutually agreed by the Company and GloriFi.

DHC ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(UNAUDITED)

The Board of Directors of the Company has (i) determined that it is advisable to enter into the Business Combination Agreement and the documents contemplated thereby, (ii) approved the execution and delivery of the Business Combination Agreement and the documents contemplated thereby and the transactions contemplated thereby, and (iii) recommended the adoption and approval of the Business Combination Agreement and the other documents contemplated thereby and the transactions contemplated thereby by its shareholders.
Sponsor Support Agreement
On July 25, 2022, the Company entered into a Sponsor Agreement (the “Sponsor Agreement”), by and among DHC Sponsor, LLC (the “Sponsor”), GloriFi, the Company and the directors of the Company, pursuant to which the Sponsor agreed to, among other things, vote in favor of the Business Combination Agreement and the Business Combination and not to transfer any the Company securities held by the Sponsor prior to the Closing, subject to certain exceptions, in each case, subject to the terms and conditions contemplated by the Sponsor Agreement, and the term of the lock-up to which the founder shares held by the Sponsor and directors of the Company are subject after the Closing was amended to be the earlier of (i) 180 days following the Closing or (ii) the date on which the closing price of DHC Class A Common Stock equals or exceeds $12.50 per share for any 20 out of 30 consecutive trading days.
Stockholder Support Agreements
On July 25, 2022, the Company entered into Stockholder Support Agreements (the “Stockholder Support Agreements”), by and among the Company, GloriFi and certain stockholders of GloriFi (the “Key Stockholders”). Pursuant to the Stockholder Support Agreements, the Key Stockholders agreed to, among other things, execute and deliver a written consent with respect to the outstanding shares of GloriFi capital stock held by the Key Stockholders adopting the Business Combination Agreement and related transactions and approving the Business Combination, and not transfer any shares of GloriFi capital stock held by them prior to the Closing, subject to certain exceptions. Such written consent must be delivered promptly, and in any event within forty-eight (48) hours after the Registration Statement on Form S-4 is declared effective by the SEC. The shares of GloriFi capital stock that are owned by the Key Stockholders and subject to the Stockholder Support Agreements represent at least two-thirds of the outstanding voting power of GloriFi capital stock.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 30,945,072 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,736,268 shares of Class B ordinary shares issued and outstanding.
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

1
7

NOTE 8. WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, there were 10,315,024 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) one year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the
30-trading day
period ending three trading days before the Company send the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the
20
trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
As of June 30, 2022 and December 31, 2021, there were 6,126,010 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At June 30, 2022, assets held in the Trust Account were comprised of $309,898,791 of money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended June 30, 2022, the Company did no
t withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $309,450,720 in a checking account held by Continental Stock Transfer and Trust Company. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:	1	$309,898,790.83	—	—
Investment held in Trust Account
Liabilities:
Warrant Liabilities – Public Warrants	1	$754,028	1	$5,207,024
Warrant Liabilities – Private Placement Warrants	2	$447,811	2	$3,092,410

1
9

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker DHCAW. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For June 30, 2022 and December 31, 2021, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.
The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2021:

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $10,521,324. There were no transfers from Level 3 to Level 2 during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were available to be issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
Business Combination Agreement
On July 25, 2022, the Company entered into the Business Combination Agreement.
In connection with entering into the Business Combination Agreement, the Company has entered into an agreement with its legal counsel, (“Counsel”), whereby the if the Business Combination Agreement is terminated pursuant to Section 9.01, the Company shall promptly pay to Counsel no less than $500,000 no later than two business days after the date on which the Business Combination Agreement is terminated. The payment of the $500,000 does not constitute a waiver of any other fees and expenses that are due to Counsel from the Company in accounts receivable and work-in-progress.
The Merger
The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Business Combination”):

(i)
 prior to (but no later than the day preceding) the date of the closing of the Business Combination, the Company shall migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended (“DGCL”) and the Companies Act (as revised) of the Cayman Islands (the “Domestication”), upon which each share of Class A ordinary shares, $0.0001 par value per share, of the Company (“DHC Class A Ordinary Shares”) shall be converted into one share of Class A common stock, $0.0001 par value per share of the Company (“DHC Class A Common Stock”), and each share of Class B ordinary shares, $0.0001 par value per share, of the Company (“DHC Class B Ordinary Shares”) shall be converted into one share of Class B common stock, $0.0001 par value per share, of the Company (the “Founders Class B Common Stock”) and together with DHC Class A Common Stock, “DHC Common Stock”);
(ii) immediately prior to the closing of the Business Combination and following the Domestication, each share of Founders Class B Common Stock shall automatically convert into one share of DHC Class A Common Stock;
(iii) at the closing of the Business Combination (the “Closing”) and following the Domestication, upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the DGCL, Merger Sub will merge with and into GloriFi, the separate corporate existence of Merger Sub shall cease and GloriFi shall continue as the surviving corporation of the merger and a wholly owned subsidiary of the Company (the “Merger”);
(iv) as a result of the Merger, among other things, (a) all outstanding shares of Class A Common Stock of GloriFi held by any GloriFi current stockholder will be converted into the right to receive (1) a number of shares of DHC Class A Common Stock equal to (x) the exchange ratio multiplied by (y) the number of shares of Class A Common Stock of GloriFi held by any GloriFi stockholder as of immediately prior to the effective time of the Merger (the “Effective Time”) and (2) its pro rata portion of up to 40 million shares of DHC Class A Common Stock (as may be increased as a result of the forfeiture following the Closing of exchanged GloriFi restricted stock and restricted stock units) upon the closing price of the DHC Class A Common Stock exceeding certain price thresholds for any 20 out of 30 consecutive trading day period in the seven year period following the Closing (the “Earnout Shares”)

and (b) all outstanding shares of Class B Common Stock of GloriFi held by any GloriFi stockholder will be converted into the right to receive (1) a number of shares of DHC Common Stock equal to (x) the exchange ratio multiplied by (y) the number of shares of Class B Common Stock of GloriFi held by such stockholder as of immediately prior to the Effective Time and (2) its pro rata portion of the Earnout Shares, in each case of clauses (a) and (b), other than treasury shares and dissenting shares;

and
(iv) the Company will be renamed “GloriFi, Inc.” or such other name as mutually agreed by the Company and GloriFi.
The Board of Directors of the Company has (i) determined that it is advisable to enter into the Business Combination Agreement and the documents contemplated thereby, (ii) approved the execution and delivery of the Business Combination Agreement and the documents contemplated thereby and the transactions contemplated thereby, and (iii) recommended the adoption and approval of the Business Combination Agreement and the other documents contemplated thereby and the transactions contemplated thereby by its shareholders.
Sponsor Support Agreement
On July 25, 2022, the Company entered into a Sponsor Agreement (the “Sponsor Agreement”), by and among DHC Sponsor, LLC (the “Sponsor”), GloriFi, the Company and the directors of the Company, pursuant to which the Sponsor agreed to, among other things, vote in favor of the Business Combination Agreement and the Business Combination and not to transfer any the Company securities held by the Sponsor prior to the Closing, subject to certain exceptions, in each case, subject to the terms and conditions contemplated by the Sponsor Agreement, and the term of the lock-up to which the founder shares held by the Sponsor and directors of the Company are subject after the Closing was amended to be the earlier of (i) 180 days following the Closing or (ii) the date on which the closing price of DHC Class A Common Stock equals or exceeds $12.50 per share for any 20 out of 30 consecutive trading days.
Stockholder Support Agreements
On July 25, 2022, the Company entered into Stockholder Support Agreements (the “Stockholder Support Agreements”), by and among the Company, GloriFi and certain stockholders of GloriFi (the “Key Stockholders”). Pursuant to the Stockholder Support Agreements, the Key Stockholders agreed to, among other things, execute and deliver a written consent with respect to the outstanding shares of GloriFi capital stock held by the Key Stockholders adopting the Business Combination Agreement and related transactions and approving the Business Combination, and not transfer any shares of GloriFi capital stock held by them prior to the Closing, subject to certain exceptions. Such written consent must be delivered promptly, and in any event within forty-eight (48) hours after the Registration Statement on Form S-4 is declared effective by the SEC. The shares of GloriFi capital stock that are owned by the Key Stockholders and subject to the Stockholder Support Agreements represent at least two-thirds of the outstanding voting power of GloriFi capital stock.

In
connection with the consulting agreement, as disclosed in Note 6, and the announcement of the initial Business Combination target on July 25, 2022, the company incurred the $2,000,000 fee, which is payable upon the closing of the Business Combination.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Such statements include, but are not limited to, possible business combinations, including our Proposed Business Combination, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on December 22, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt. As described in greater detail in Note 1 - Description of Organization and Business Operations to the notes to the unaudited financial statements included herein under Part I, Item 1, on July 25, 2022, we entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), by and among the Company, Glory Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”) and With Purpose, Inc. (d/b/a GloriFi, Inc.) a Delaware corporation (“GloriFi”).
We expect to continue to incur significant costs in the pursuit of completing the Proposed Business Combination. We cannot assure you that our plans to complete the Proposed Business Combination, or any Business Combination will be successful. For more information about the Business Combination Agreement and the Proposed Business Combination with GloriFi (the “Proposed Business Combination”), see Note 1 to the accompanying condensed consolidated financial statements and our Current Report on Form 8-K filed with the SEC on July 25, 2022. Notwithstanding our current pending Business Combination Agreement, in the event that such Proposed Business Combination is not consummated for any reason in the future, we may pursue an initial business combination opportunity in any business, industry, sector or geographical location.
Recent Developments
As described in greater detail in Note 1 - Description of Organization and Business Operations to the notes to the unaudited financial statements included herein under Part I, Item 1, on July 25, 2022, we entered into the “Business Combination Agreement. For more information about the Business Combination Agreement and the Proposed Business Combination with GloriFi (the “Proposed Business Combination”), see Note 1 to the accompanying condensed consolidated financial statements and our Current Report on Form 8-K filed with the SEC on July 25, 2022. Unless specifically stated, this Quarterly Report does not give effect to the Proposed Business Combination and does not contain the risks associated with the Proposed Business Combination. The consummation of the Proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement. Notwithstanding our current Proposed Business Combination, in the event that such Business Combination Agreement is not consummated for any reason in the future, we may pursue an initial business combination opportunity in any business, industry, sector or geographical location.

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination, including in connection with the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $2,768,684, which consists of the change in fair value of warrant liabilities of $2,594,396 and interest earned on investments held in the Trust Account of $417,862, offset by operating and formation costs of $243,574.
For the six months ended June 30, 2022, we had a net income of $5,599,330, which consists of the change in fair value of warrant liabilities of $7,097,595 and interest earned on investments held in the Trust Account of $448,071, offset by operating and formation costs of $1,946,336.
For the three months ended June 30, 2021, we had a net loss of $649,446, which consists of the operating and formation costs of $752,597, offset by the change in fair value of warrant liabilities of $103,151.
For the six months ended June 30, 2021, we had a net loss of $2,053,442, which consists of operating and formation costs of $912,613, change in fair value of warrant liabilities of $554,490 and transaction costs allocated to warrant liabilities of $586,339.
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
For the six months ended June 30, 2022, cash used in operating activities was $455,829. Net income of $5,599,330 was affected by change in fair value of warrant liabilities of $7,097,595 and interest earned on investments held in the Trust Account of $448,071. Changes in operating assets and liabilities provided $1,490,507 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,571,319. Net loss of $2,053,442 was affected by change in fair value of warrant liabilities of $554,490 and transaction costs allocated to warrant liabilities of $586,339. Changes in operating assets and liabilities used $658,706 of cash for operating activities.
As of June 30, 2022, we had investments held in the Trust Account of $309,898,791. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $405,645. If we do not complete the Proposed Business Combination, then we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination (which we currently anticipate will be the Proposed Business Combination).
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change, other than the remediation of the material weakness identified and discussed below, in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified related to the Company’s accounting for complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
for the period ended December 31, 2021, which was filed with the SEC on March 11, 2022 (our “Annual Report”) and our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which was filed with the SEC on May 13, 2022 (our “Q1 Quarterly Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and our Q1 Quarterly Report filed with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report, Q1 Quarterly Report and other reports we file with, or furnish to, the SEC. There have been no material changes in our risk factors since such filings, except for the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 4, 2021, we consummated the Initial Public Offering of 30,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000. Citigroup Global Markets Inc. acted as sole book-running manager and Drexel Hamilton, LLC and Roberts & Ryan Investments, Inc. acted as co-managers,
of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on
FormS-1(No.333-252891).The
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement and Plan of Reorganization, dated as of July 25, 2022, by and among DHC Acquisition Corp, Glory Merger Subsidiary Corp. and With Purpose, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40130), filed July 25, 2022

3.1	Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40130), filed March 5, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHC ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)