Form 10-Q
period 2022-09-30
DHC Acquisition Corp.
filed 2022-11-14
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2022

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12
b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022, there were 30,945,072 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DHC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$349,447	$861,474
Due from Sponsor	1,500	—
Prepaid expenses and other assets	686,130	388,666

Total Current Assets	1,037,077	1,250,140
Cash and investments held in Trust Account	311,295,520	309,450,720

TOTAL ASSETS	$312,332,597	$310,700,860

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,378,136	$1,024,627

Total Current Liabilities	5,378,136	1,024,627
Warrant liabilities	1,644,103	8,299,434
Deferred underwriting fee payable	10,830,775	10,830,775

Total Liabilities	17,853,014	20,154,836

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 30,945,072 shares at a redemption value of $10.05 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	311,295,520	309,450,720

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 30,945,072 shares subject to possible redemption at September 30, 2022 and December 31, 2021)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 shares issued and outstanding at September 30, 2022 and December 31, 2021	774	774
Additional paid-in capital	—	—
Accumulated deficit	(16,816,711)	(18,905,470)

Total Shareholders’ Deficit	(16,815,937)	(18,904,696)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$312,332,597	$310,700,860

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating and formation costs	$2,620,236	$549,272	$4,566,572	$1,461,885

Loss from operations	(2,620,236)	(549,272)	(4,566,572)	(1,461,885)
Other income (expense):
Change in fair value of warrant liabilities	(442,264)	5,322,390	6,655,331	4,767,900
Transaction costs allocable to warrant liabilities	—	—	—	(586,339)
Interest earned on investments held in the Trust Account	1,396,729	—	1,844,800	—

Other income (expense), net	954,465	5,322,390	8,500,131	4,181,561

Net (loss) income	$(1,665,771)	$4,773,118	$3,933,559	$2,719,676

Weighted average shares outstanding of Class A ordinary shares	30,945,072	30,945,072	30,945,072	23,913,792

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.04)	$0.12	$0.10	$0.09

Weighted average shares outstanding of Class B ordinary shares	7,736,268	7,736,268	7,736,268	7,681,745

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.04)	$0.12	$0.10	$0.09

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	7,736,268	$774	$—	$(18,905,470)	$(18,904,696)
Net income	—	—	—	2,830,646	2,830,646

Balance — March 31, 2022 (unaudited)	7,736,268	774	—	(16,074,824)	(16,074,050)
Accr e tion for Class A ordinary shares to redemption amount	—	—	—	(448,071)	(448,071)
Net income	—	—	—	2,768,684	2,768,684

Balance — June 30, 2022 (unaudited)	7,736,268	774	—	(13,754,211)	(13,753,437)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,396,729)	(1,396,729)
Net loss	—	—	—	(1,665,771)	(1,665,771)

Balance — September 30, 2022 (unaudited)	7,736,268	$774	$—	$(16,816,711)	$(16,815,937)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000
Cash paid in excess of fair value for private warrants	—	—	3,133,522	—	3,133,522
Forfeiture of Founder Shares	(888,732)	(89)	89	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(3,157,748)	(23,978,390)	(27,136,138)
Net loss	—	—	—	(1,403,996)	(1,403,996)

Balance — March 31, 2021 (unaudited)	7,736,268	774	—	(25,387,386)	(25,386,612)
Net loss	—	—	—	(649,446)	(649,446)

Balance — June 30, 2021 (unaudited)	7,736,268	774	—	(26,036,832)	(26,036,058)
Net income	—	—	—	4,773,118	4,773,118

Balance — September 30, 2021 (unaudited)	7,736,268	$774	$—	$(21,263,714)	$(21,262,940)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,933,559	$2,719,676
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,844,800)	—
Change in fair value of warrant liabilities	(6,655,331)	(4,767,900)
Transaction costs allocated to warrant liabilities	—	586,339
Changes in operating assets and liabilities:
Due from Sponsor	(1,500)	—
Prepaid expenses	(297,464)	(528,197)
Accounts payable and accrued expenses	4,353,509	334,597

Net cash used in operating activities	(512,027)	(1,655,485)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(309,450,720)

Net cash used in investing activities	—	(309,450,720)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	303,261,706
Proceeds from sale of Private Placement Warrants	—	9,189,015
Advances from related party	—	123,780
Repayment of promissory note – related party	—	(171,357)
Payment of offering costs	—	(317,000)

Net cash provided by financing activities	—	312,086,144

Net Change in Cash	(512,027)	979,939
Cash – Beginning of period	861,474	—

Cash – End of period	$349,447	$979,939

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$130,916

Payment of prepaid expenses through promissory note	$—	$26,800

Deferred underwriting fee payable	$—	$10,830,775

Forfeiture of Founder Shares	$—	$(89)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
DHC Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 22, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has one wholly-owned subsidiary that were created on July 22, 2022, Glory Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and activities in connection with the Proposed Business Combination (as defined and discussed below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investment held in the Trust Account (as defined below), along with income or loss from the change in fair value of the warrant liabilities.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of$1.50 per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds of $9,000,000, which is described in Note 4.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially $10.00per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had $349,447 in its operating bank account and a working capital deficit of $4,341,059.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loan.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 11, 2022 and Quarterly Report on Form
10-Q
filed with the SEC on August 15, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, which was formed on July 22, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three and nine months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Cash and Investment Held in Trust Account
At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, substantially all of the assets held in the Trust Account were held in a checking account held by Continental Stock Transfer & Trust Company.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses on these accounts.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to the redemption value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $17,501,346, of which $16,915,008 was charged to temporary shareholders’ deficit upon the completion of the Initial Public Offering and $586,339 was expensed to the condensed consolidated statements of operations.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.
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
capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	(10,211,874)
Class A ordinary shares issuance costs	(16,924,264)
Plus:
Accretion of carrying value to redemption value	27,136,138
Class A ordinary shares subject to possible redemption as of December 31, 2021	309,450,720
Plus:
Accretion of carrying value to redemption value	1,844,800

Class A ordinary shares subject to possible redemption as of September 30, 2022	$311,295,520

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net (Loss) Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating (loss) income per ordinary share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from (loss) income per ordinary share as the redemption value approximates fair value.
The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,441,034 shares of Class A ordinary share in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(1,332,617)	$(333,154)	$3,818,494	954,624	$3,146,847	$786,712	$2,058,448	$661,228
Denominator:
Basic and diluted weighted average shares outstanding	30,945,072	7,736,268	30,945,072	7,736,268	30,945,072	7,736,268	23,913,792	7,681,745

Basic and diluted net (loss) income per ordinary share	$(0.04)	$(0.04)	$0.12	0.12	$0.10	$0.10	$0.09	$0.09

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
The Sponsor has agreed, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of the Company’s Business Combination and (ii) subsequent to a Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-trading day period commencing at least 150 days after the Company’s Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
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
lock-up
period applicable to the Sponsor.
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2022, the total expense for administrative services was $30,000 and $90,000, respectively. For the three and nine months ended September 30, 2021, the total expense for administrative services was $30,000 and $70,000, respectively. As of September 30, 2022 and December 31, 2021, the Company had $190,000 and $100,000 included in accounts payable and accrued expense on the accompanying condensed consolidated balance sheet
s
, respectively.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, there were no working capital loans outstanding.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the completion of the Proposed Business Combination, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

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
Business Combination Agreement
On July 25, 2022, the Company entered into a the Business Combination Agreement, by and among the Company, Merger Sub and GloriFi which is discussed in greater detail in Note 1.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(UNAUDITED)

Sponsor Support Agreement
Concurrently with the execution of the Business Combination Agreement, as described in Note 1, the Company entered into a Sponsor Agreement (the “Sponsor Agreement”), by and among DHC Sponsor, LLC (the “Sponsor”), GloriFi, the Company and the directors of the Company, pursuant to which the Sponsor agreed to, among other things, vote in favor of the Business Combination Agreement and the Business Combination and not to transfer any the Company securities held by the Sponsor prior to the Closing, subject to certain exceptions, in each case, subject to the terms and conditions contemplated by the Sponsor Agreement, and the term of the lock-up
to which the founder shares held by the Sponsor and directors of the Company are subject after the Closing was amended to be the earlier of (i) 180 days following the Closing or (ii) the date on which the closing price of DHC Class A Common Stock equals or exceeds $12.50 per share for any 20 out of 30 consecutive trading days.
Stockholder Support Agreements
Concurrently with the execution of the Business Combination Agreement, as described in Note 1, the Company entered into Stockholder Support Agreements (the “Stockholder Support Agreements”), by and among the Company, GloriFi and certain stockholders of GloriFi (the “Key Stockholders”). Pursuant to the Stockholder Support Agreements, the Key Stockholders agreed to, among other things, execute and deliver a written consent with respect to the outstanding shares of GloriFi capital stock held by the Key Stockholders adopting the Business Combination Agreement and related transactions and approving the Business Combination, and not transfer any shares of GloriFi capital stock held by them prior to the Closing, subject to certain exceptions. Such written consent must be delivered promptly, and in any event within forty-eight (48) hours after the Registration Statement on Form
S-4
is declared effective by the SEC. The shares of GloriFi capital stock that are owned by the Key Stockholders and subject to the Stockholder Support Agreements represent at least two-thirds
of the outstanding voting power of GloriFi capital stock.
Business Combination Expense Reimbursement Agreement
On February 21, 2022, the Company and GloriFi entered into an agreement pursuant to which GloriFi agreed to reimburse the Company certain business combination related expenses. As of September 30, 2022, there is $517,430 included in accounts payable and accrued expenses, and $517,430 in prepaid expenses and other assets related to this agreement in the accompanying condensed consolidated balance sheets.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 30,945,072 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 7,736,268 shares of Class B ordinary shares issued and outstanding.
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

NOTE 8. WARRANT LIABILITIES
As of September 30, 2022 and December 31, 2021, there were 10,315,024 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) one year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within
a30-tradingday
period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
As of September 30, 2022 and December 31, 2021, there were 6,126,010 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At September 30, 2022, assets held in the Trust Account were comprised of $311,295,520 of money market funds which are invested primarily in U.S. Treasury Securities. During the three and nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $309,450,720 in a checking account held by Continental Stock Transfer and Trust Company. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Investment held in Trust Account	1	$311,295,520	—	$—
Liabilities:
Warrant Liabilities – Public Warrants	2	$1,031,502	1	$5,207,024
Warrant Liabilities – Private Placement Warrants	2	$612,601	2	$3,092,410

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Company’s accompanying September 30, 2022 and December 31, 2021 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was established by the public warrant price. The subsequent measurements of the Private Placement Warrants was established by using the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For September 30, 2022 and December 31, 2021, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.
The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (IPO)	5,940,000	9,900,000	15,840,000
Initial measurement on March 5, 2021 (Over allotment)	124,750	311,874	436,624
Change in fair value	245,040	412,621	657,641

Fair value as of March 31, 2021	6,309,790	10,624,475	16,934,265
Change in fair value	—	(103,151)	(103,151)
Transfer to Level 1	—	(10,521,324)	(10,521,324)

Fair value as of June 30, 2021	6,309,790	—	6,309,790
Change in fair value	(2,021,583)	—	(2,021,583)
Transfer to Level 1	(4,288,207)	—	(4,288,207)

Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $10,521,324 due to the use of an observable market quote in an active market under ticker DHCAW. Due to the lack of an active market, the estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $1,031,052. There were transfers of $4,288,207 from Level 3 to Level 1 during the three and nine months ended September 30, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

We are a blank check company incorporated in the Cayman Islands on December 22, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt. As described in greater detail in Note 1- Description of Organization and Business Operations to the notes to the unaudited financial statements included herein under Part I, Item 1, on July 25, 2022, we entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), by and among the Company, Glory Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”) and With Purpose, Inc. (d/b/a GloriFi, Inc.) a Delaware corporation (“GloriFi”).

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

Business Combination Agreement

As described in greater detail in Note 1- Description of Organization and Business Operations to the notes to the unaudited financial statements included herein under Part I, Item 1, on July 25, 2022, we entered into the “Business Combination Agreement. For more information about the Business Combination Agreement and the Proposed Business Combination with GloriFi (the “Proposed Business Combination”), see Note 1 to the accompanying condensed consolidated financial statements and our Current Report on Form 8-K filed with the SEC on July 25, 2022. Unless specifically stated, this Quarterly Report does not give effect to the Proposed Business Combination and does not contain the risks associated with the Proposed Business Combination. The consummation of the Proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement. Notwithstanding our current Proposed Business Combination, in the event that such Business Combination Agreement is not consummated for any reason in the future, we may pursue an initial business combination opportunity in any business, industry, sector or geographical location.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination, including in connection with the Proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $1,665,771, which consists of the operating and formation costs of $2,620,236 and change in fair value of warrant liabilities of $442,264, offset by interest earned on investments held in the Trust Account of $1,396,729.

For the nine months ended September 30, 2022, we had a net income of $3,933,559, which consists of the change in fair value of warrant liabilities of $6,655,331, and interest earned on investments held in the Trust Account of $1,844,800, offset by operating and formation costs of $4,566,572.

For the three months ended September 30, 2021, we had a net income of $4,773,118, which consists of the change in fair value of warrant liabilities of $5,322,390, offset by operating and formation costs of $549,272.

For the nine months ended September 30, 2021, we had a net income of $2,719,696, which consists of the change in fair value of warrant liabilities of $4,767,900, offset by operating and formation costs of $1,461,885 and transaction costs allocated to warrant liabilities of $586,339.

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

For the nine months ended September 30, 2022, cash used in operating activities was $512,027. Net income of $3,933,559 was affected by change in fair value of warrant liabilities of $6,655,331 and interest earned on investments held in the Trust Account of $1,844,800. Changes in operating assets and liabilities provided $4,054,545 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,655,485. Net income of $2,719,676 was affected by change in fair value of warrant liability of $4,767,900 and transaction costs allocated to warrant liabilities of $586,339. Changes in operating assets and liabilities used $193,600 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $311,295,520. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $349,447. If we do not complete the Proposed Business Combination, then we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination (which we currently anticipate will be the Proposed Business Combination).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 4, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023.

Based on the foregoing, management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern, as discussed further below. The accompanying unaudited condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2021, which was filed with the SEC on March 11, 2022 (our “Annual Report”) and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 (our “Q1 Quarterly Report) and June 30, 2022 (our “Q2 Quarterly Report” and together with our Q1 Quarterly Report, our “Quarterly Reports”), which were filed with the SEC on May 13, 2022 and August 15, 2022, respectively. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and our Q1 Quarterly Report filed with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report, Q1 Quarterly Report and other reports we file with, or furnish to, the SEC. There have been no material changes in our risk factors since such filings, except for the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2021, we consummated the Initial Public Offering of 30,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $300,000,000. Citigroup Global Markets Inc. acted as sole book-running manager and Drexel Hamilton, LLC and Roberts & Ryan Investments, Inc. acted as co-managers, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on FormS-1 (No.333-252891). The SEC declared the registration statements effective on March 1, 2021.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement and Plan of Reorganization, dated as of July 25, 2022, by and among DHC Acquisition Corp, Glory Merger Subsidiary Corp. and With Purpose, Inc., incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40130), filed July 25, 2022

3.1	Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40130), filed March 5, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHC ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)