Form 10-K
period 2022-12-31
DHC Acquisition Corp.
filed 2023-03-30
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).
  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on The Nasdaq Stock Market LLC, was approximately $303,261,706.
As of March 30, 2023, there were 4,646,574 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Auditor Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York
Documents Incorporated by Reference: None.

-i-

CERTAIN TERMS

Unless otherwise stated in this Report, references to:

•

“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the company adopted in connection with the consummation of our initial public offering as further amended pursuant to the vote of our shareholders at the extraordinary general meeting of shareholders on March 3, 2023;

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

•

the possibility that Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account (as described below) or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

PART I

ITEM 1. Business

Summary

General

We are a blank check company incorporated in 2020 as a Cayman Islands corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination. We are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash. To date, our efforts have been limited to organizational activities and activities related to our initial public offering as well as the search for a prospective business combination target.

On March 4, 2021, Company consummated its initial public offering of 30,000,000 units, at an offering price of $10.00 per Unit and a private placement with our sponsor, DHC Acquisition LLC of 6,000,000 private placement warrants at a price of $1.00 per warrant. On March 5, the Company consummated a partial exercise by the underwriters of the initial public offering of their over-allotment option for 945,072 units (the “Overallotment Units”) and 126,010 private placement warrants (together with the private placement warrants offered and sold in our initial public offering, the “Private Placement”). The net proceeds from our initial public offering and the Overallotment Units together with certain of the proceeds from the Private Placement, $309,450,720 in the aggregate, were placed in a trust account established for the benefit of the Company’s public shareholders and the underwriters of the initial public offering with Continental Stock Transfer & Trust Company acting as trustee.

On March 3, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to vote on a number of proposals, including a proposal to approve an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from March 4, 2023 (the “Original Termination Date”) to December 4, 2023 (the “Extension Date”). The proposal was approved by our shareholders.

As a result of the proposal to amend the amended and restated memorandum and articles of association to extend the Original Termination Date, public shareholders holding 26,298,498 Class A ordinary shares exercised their right to redeem their shares for an aggregated redemption amount of approximately $269,473,000. After the satisfaction of such redemptions, the balance in our trust account was approximately $47,612,090.

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

Financial Position

As of December 31, 2022, we had approximately $313,913,217 held in the Trust Account and available for a business combination (assuming no redemptions). On March 3, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,298,498 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $269,473,000.

After the satisfaction of such redemptions, the balance in our trust account was approximately $47,612,090. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

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

•

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our initial public offering. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 436,408, or 9.4% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 4,646,574 public shares outstanding as of March 30, 2023 to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Extension Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until the Extension Date to complete our initial business combination. If we have not consummated an initial business combination by the Extension Date, then we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by December 4, 2023. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, then we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Extension Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act. We will have access to up to $212,608 of proceeds held outside of the trust account (as of December 31, 2022), with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Extension Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Extension Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Other Considerations

Our sponsor currently owns 7,736,268 Class B ordinary shares and 6,126,010 private placement warrants. Christopher Gaertner, our Co-Chief Executive Officer and Chief Financial Officer, controls our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by December 4, 2023 because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $10.00 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

•

The requirement that we consummate an initial business combination by the Extension Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

We may not be able to consummate an initial business combination by the Extension Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

There are no assurances that the extension will enable us to complete an initial business combination.

Even though our amended and restated memorandum and articles of association was amended to extend the deadline for the us to complete a business combination until December 4, 2023, we can still provide no assurances that an initial business combination will be consummated prior to such date. Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. We expect to seek shareholder approval in connection with our initial business combination, and we will be required to offer shareholders redemption rights again in connection with any shareholder vote to approve our initial business combination. Even if an initial business combination is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate an initial business combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of Class A ordinary shares on the open market. The price of Class A ordinary shares may be volatile, and there can be no assurance that shareholders will be able to dispose of Class A ordinary shares at favorable prices, or at all.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are incorporated under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our initial shareholders owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. On March 3, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,298,498 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 62.5% of our outstanding ordinary shares.

Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 436,408, or 9.4% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 4,646,574 currently issued and outstanding public shares sold in connection with our initial public offering and the underwriters’ partial exercise of their over-allotment option to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders are only entitled to receive funds from the trust account upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business by the Extension Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Extension Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Furthermore, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), following the Extension Meeting, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts, which may or may not be interest bearing) until the earlier of consummation of our initial business combination or our liquidation. See “— If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. As a result, because the Trust Account was not liquidated prior to the 24-month anniversary of our initial public offering, we have converted all funds in the Trust Account to cash, and such funds may cease to earn interest.”

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

The requirement that we consummate an initial business combination by the Extension Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Extension Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to consummate an initial business combination by the Extension Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination by the Extension Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Extension Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had $212,608 in cash held outside the trust account to fund our working capital requirements. We expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $212,608 in cash held outside the trust account to fund our working capital requirements. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the Extension Date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 30, 2023, there are 495,353,426 and 42,263,732 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of March 30, 2023, there are no preference shares issued and outstanding.

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

As of December 31, 2022, we had approximately $313,913,217 held in the trust account available to consummate an initial business combination after payment of the estimated expenses of our initial public offering and $10,830,775 of deferred underwriting fees. As a result of approval of the proposal to amend the amended and restated memorandum and articles of association to extend the Original Termination Date, as of March 30, 2023, holders of 26,298,498 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $269,473,000. After the satisfaction of such redemptions, the balance in our trust account was approximately $47,612,090.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete such business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. As a result, because the Trust Account was not liquidated prior to the 24-month anniversary of our initial public offering, we have converted all funds in the Trust Account to cash, and such funds may cease to earn interest.

We completed our initial public offering on March 4, 2021 and we have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the initial public offering registration statement.

It is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), following the Extension Meeting, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts, which may or may not be interest bearing) until the earlier of consummation of our initial business combination or our liquidation. This means that the amount available for redemption may not increase following the twenty-four month anniversary of our initial public offering. In addition, even prior to the 24-month anniversary of the closing of the Company’s initial public offering, we may be deemed to be an investment company.

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

Our sponsor, executive officers, and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Risks Relating to Our Securities

If we have not consummated an initial business combination by the Extension Date, our public shareholders may be forced to wait beyond the Extension Date before redemption from our trust account.

If we have not consummated an initial business combination by the Extension Date, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Extension Date offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Unlike most blank check companies, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 and $10.00 per share redemption trigger prices described below adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% and 100% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

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

As of March 30, 2023, our initial shareholders owned approximately 62.5% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases of our securities in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Therefore, included on our balance sheet as of December 31, 2021 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging-Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

(b) Holders

As of December 31, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 1 holder of record for our Class B ordinary shares and were 2 holders of record for our warrants.

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

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, a total of $309,450,720 was placed in a segregated non-interest bearing trust account (the “Trust Account”), located in the United States. We incurred $17,501,346 in initial public offering related costs, including $6,189,014 of underwriting fees, $10,830,775 of deferred underwriting fees and $481,557 of other costs. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $6,189,014 in underwriting discounts and commissions and approximately $481,557 for other costs and expenses related to the initial public offering. In addition, the Underwriter agreed to defer $10,830,775 in underwriting discounts and commissions.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 3, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,298,498 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $269,473,000. After the satisfaction of such redemptions, the balance in our trust account was approximately $47,612,090.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’ s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on December 22, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt. On July 25, 2022, we entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), by and among the Company, Glory Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”) and With Purpose, Inc. (d/b/a GloriFi, Inc.) a Delaware corporation (“GloriFi”). On January 26, 2023, we sent GloriFi written notice that we had terminated the Business Combination Agreement, pursuant to Section 9.01(i) and Section 9.01(f) the Business Combination Agreement. Our decision to terminate the Business Combination Agreement took into account the fact that GloriFi had previously publicly announced that GloriFi was winding down its operations and closing its digital banking platform and other products.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $7,206,713, which consists of interest earned on investments held in Trust Account of $4,462,497 and a change in fair value of warrant liabilities of $8,135,024, offset by operating and formation costs of $5,390,808.

For the year ended December 31, 2021, we had a net income of $5,077,920, which consists of a change in fair value of warrant liabilities of $7,977,190, offset by transaction costs allocable to warrant liabilities of $586,339 and operating and formation costs of $2,312,931.

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

For the year ended December 31, 2022, cash used in operating activities was $648,866. Net income of $7,206,713 was affected by change in fair value of warrant liabilities of $8,135,024 and interest earned on investments held in the Trust Account of $4,462,497. Changes in operating assets and liabilities provided $4,741,942 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,650,170. Net income of $5,077,920 was affected by change in fair value of warrant liabilities of $7,977,190 and transaction costs allocatable to warrant liabilities of $586,339. Changes in operating assets and liabilities used $662,761 of cash for operating activities.

As of December 31, 2022, we had cash held in the Trust Account of $313,913,217. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. On March 3, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,298,498 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $269,473,000. After the satisfaction of such redemptions, the balance in our trust account was approximately $47,612,090.

As of December 31, 2022, we had cash of $212,608. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 4, 2023, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2023.

Based on the foregoing, management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern, as discussed further below. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters of our initial public offering are entitled to a deferred fee of $0.35 per unit, or $10,830,775 in the aggregate. The deferred fee will become payable to the underwriters of our initial public offering from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The private placement warrants and the public warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price will be used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our consolidated balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria as noted above and in the attached exhibit, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Christopher Gaertner	60	Co-Chief Executive Officer, Chief Financial Officer and Director
Thomas Morgan, Jr.	62	Co-Chief Executive Officer
Joseph DePinto	60	Director
Richard Dauch	62	Director
Kathleen Hildreth	61	Director

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

Thomas Morgan, Jr. has served as DHC’s Co-Chief Executive Officer since December 2020. Mr. Morgan, Jr. is the founder and Chief Executive Officer of Corps Capital Advisors LLC, an investment advisory firm, which he founded in July 2019. Previously, Mr. Morgan, Jr. served as a Managing Director at Morgan Stanley, a large investment bank, from 2009 to July 2019. Mr. Morgan received his B.S. from the United States Military Academy and his MBA from Harvard University.

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

Richard F. Dauch has served as a director of DHC since March 2021. Mr. Dauch is currently the Chief Executive Officer and Director of Workhorse Group Inc. (Nasdaq: WKHS), a technology company focused on providing commercial electric vehicles and drone systems, and has held this position since August 2021. Mr. Dauch is the former Chief Executive Officer of Delphi Technologies plc, a large multi-national automotive parts company, serving in this position from January 2019 to October 2020. Mr. Previously, Mr. Dauch served as President and Chief Executive Officer of Accuride Corporation (NYSE: ACW), a global automotive and commercial vehicle supplier from February 2011 to January 2019. Mr. Dauch received his B.S. General Engineering from the United States Military Academy and dual MS Degrees (Management, Engineering) from the Massachusetts Institute of Technology.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Christopher Gaertner	Ravenwood Solutions	Defense Contracting	Director
	FinTech Evolution Acquisition Corp.	Special Purpose Acquisition Company Private Investments	Director
	Integrity Partners		Partner
Thomas Morgan, Jr.	Corps Capital Advisors LLC	Investment Management	Chief Executive Officer and Founder
	Hudson River Partners LP 1	Hospitality	Limited Partner
	Mingo Private Investments, LLC	Investment Management	Principal
	Brush County Wildlife Supply, L.L.C.	Sporting Goods	Director
	Integrity Partners	Private Investments	Principal
	Service Capital Management	Real Estate Investment	Investor/Advisory Board Member
	Nebraska Grain and Salt	Commodity Logistics	Investor and Director
	StriveWorks	Military/Commer AI Tech	Advisory Board Member
	Staccato	Firearms Manufacturer	Advisory Board Member

Joseph DePinto	7-Eleven, Inc.	Retail	President and Chief Executive Officer, Director
	7 & i Holdings Co., Ltd.	Retail	Director
	Brinker International	Hospitality	Chairman of the Board of Directors
	Business Executives for National Security	Nonprofit	Director
	Johnny Mac Soldiers Fund	Nonprofit	Director
	Hudson River Partners LP 1	Hospitality	Limited Partner
	DSE Hockey Club, L.P.	Sports	Member of Advisor Council
	Japan-America Society of Dallas-Fort Worth	Civic Organization	Member of Advisory Council

Richard Dauch	Workhouse Group Inc.	Transportation Technology	Chief Executive Officer, President and Director
	Hillcrest Investment Partners, LLC	Industrial Manufacturing	Director
	West Point Optical Group, LLC	Eyecare	Director, Audit CMTE Chairman

Kathleen Hildreth	M1 Support Services, L.P.	Defense Contracting	Managing Director and Principal
	Wounded Warrior Project, LLC	Nonprofit	Director
	Flying H Foundation, LLC	Nonprofit	Director
	Mission First Services, LLC	Defense Contracting	Managing Member
	M1 Asset Management, LLC	Asset Management	Managing Member

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

•

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extension Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 30,945,072 public shares and 7,736,268 Class B ordinary shares, issued and outstanding as of December 31, 2022. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, as described herein.

	Class B Ordinary Shares		Class A Ordinary Shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
DHC sponsor, LLC (our sponsor)(3)	7,736,268	100.00%	—	—	20.00%
Christopher Gaertner	7,736,268	100.00%	—	—	20.00%
Thomas Morgan, Jr.	—	—	—	—	—
Joseph DePinto	—	—	—	—	—
Richard Dauch	—	—	—	—	—
Kathleen Hildreth	—	—	—	—	—
All officers and directors as a group (five individuals)	7,736,268	100.00%	—	—	20.00%
Five Percent Holders
Aristeia Capital, L.L.C.(4)	—	—	1,976,234	6.4%	5.1%
Millennium Management LLC(5)			1,652,786	5.3%	4.3%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 535 Silicon Drive, Suite 100, Southlake, TX 76092.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof .

(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Christopher Gaertner.
(4)

Based solely on a Schedule 13G/A filed with the SEC on February 13, 2023, Aristeia Capital, L.L.C. is the investment manager of, and has voting control with respect to the securities held by, one or more private investment funds, and therefore Aristeia Capital, L.L.C. has beneficial ownership of the shares of Class A ordinary shares directly owned such private investment funds. The business address of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)

Based solely on a Schedule 13G/A jointly filed with the SEC on January 27, 2023 by Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (“Millennium”). The business address of Millennium is 399 Park Avenue, New York, NY 10022.

On March 3, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,298,498 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $269,473,000. After the satisfaction of such redemptions, the balance in our trust account was approximately $47,612,090, and there were 4,646,574 Class A ordinary shares outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 62.5% of our outstanding ordinary shares.

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

Promissory Note—Related Party

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

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $109,000 and $113,000, respectively, for the services Withum performed in connection with our initial public offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(1) Consolidated Financial Statements:

(2) Consolidated Financial Statement Schedules:

None.

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

The following exhibits are filed as part of this Report:

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

3.2	Amendment to Amended and Restated Memorandum and Articles of Association (3)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)

4.2	Specimen Unit Certificate(2)

4.3	Specimen Class A Ordinary Share Certificate (2)

Exhibit Number	Description

4.4	Specimen Warrant Certificate (2)

4.5*	Description of Registrant’s Securities

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (1)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (1)

10.5	Administrative Services Agreement between the Company and the Sponsor (1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 5, 2021 and incorporated by reference herein.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on February 23, 2021.
(3)	Incorporated by reference to our Current Report on Form 8-K/A, filed with the SEC on March 14, 2023.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023

DHC ACQUISITION CORP.

/s/ Christopher Gaertner
Name:	Christopher Gaertner
Title:	Co-Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Gaertner and Thomas Morgan, Jr., and each of them, as his or her true and lawful agents, proxies and attorneys-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K of Arrowroot Acquisition Corp., and any or all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Gaertner Christopher Gaertner	Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023

/s/ Thomas Morgan, Jr. Thomas Morgan, Jr.	Co-Chief Executive Officer (Principal Executive Officer)	March 30, 2023

/s/ Joseph DePinto Joseph DePinto	Director	March 30, 2023

/s/ Richard Dauch Richard Dauch	Director	March 30, 2023

/s/ Kathleen Hildreth Kathleen Hildreth	Director	March 30, 2023

DHC ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
DHC Acquisition Corp.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DHC Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 4, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 30, 2023

PCAOB Number 100

DHC ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$212,608	$861,474
Due from Sponsor	1,500	—
Prepaid expenses and other assets	61,530	388,666

Total Current Assets	275,638	1,250,140
Cash and investments held in Trust Account	313,913,217	309,450,720

TOTAL ASSETS	$314,188,855	$310,700,860

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,440,933	$1,024,627

Total Current Liabilities	5,440,933	1,024,627
Warrant liabilities	164,410	8,299,434
Deferred underwriting fee payable	10,830,775	10,830,775

TOTAL LIABILITIES	16,436,118	20,154,836

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 30,945,072 shares at a redemption value of $ 10.14 and $10.00 per share at December 31, 2022 and 2021, respectively	313,913,217	309,450,720

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 30,945,072 shares subject to possible redemption at December 31, 2022 and 2021)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 shares issued and outstanding at December 31, 2022 and 2021	774	774
Additional paid-in capital	—	—
Accumulated deficit	(16,161,254)	(18,905,470)

TOTAL SHAREHOLDERS’ DEFICIT	(16,160,480)	(18,904,696)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$314,188,855	$310,700,860

The accompanying notes are an integral part of the consolidated financial statements.

DHC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating and formation costs	$5,390,808	$2,312,931

Loss from operations	(5,390,808)	(2,312,931)

Other income (expense):
Change in fair value of warrant liabilities	8,135,024	7,977,190
Transaction costs allocable to warrant liabilities	—	(586,339)
Interest earned on investments held in the Trust Account	4,462,497	—

Other income (expenses), net	12,597,521	7,390,851

Net income	$7,206,713	$5,077,920

Weighted average shares outstanding of Class A ordinary shares	30,945,072	25,686,060

Basic and diluted net income per share, Class A ordinary shares	$0.19	$0.15

Weighted average shares outstanding of Class B ordinary shares	7,736,268	7,695,487

Basic and diluted net income per share, Class B ordinary shares	$0.19	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

DHC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance — January 1, 2021	8,625,000	$863	$24,137	$(5,000)	$20,000
Cash paid in excess of fair value for private warrants	—	—	3,133,522	—	3,133,522
Forfeiture of Founder Shares	(888,732)	(89)	89	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	(3,157,748)	(23,978,390)	(27,136,138)
Net income	—	—	—	5,077,920	5,077,920

Balance — December 31, 2021	7,736,268	774	—	(18,905,470)	(18,904,696)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(4,462,497)	(4,462,497)
Net income	—	—	—	7,206,713	7,206,713

Balance — December 31, 2022	7,736,268	$774	$—	$(16,161,254)	$(16,160,480)

The accompanying notes are an integral part of the consolidated financial statements.

DHC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,206,713	$5,077,920
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,462,497)	—
Change in fair value of warrant liabilities	(8,135,024)	(7,977,190)
Transaction costs allocated to warrant liabilities	—	586,339
Changes in operating assets and liabilities:
Due from Sponsor	(1,500)	—
Prepaid expenses	327,136	(361,866)
Accounts payable and accrued expenses	4,416,306	1,024,627

Net cash used in operating activities	(648,866)	(1,650,170)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(309,450,720)

Net cash used in investing activities	—	(309,450,720)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	303,261,706
Proceeds from sale of Private Placement Warrants	—	9,189,015
Repayment of promissory note – related party	—	(171,357)
Payment of offering costs	—	(317,000)

Net cash provided by financing activities	—	311,962,364

Net Change in Cash	(648,866)	861,474
Cash – Beginning of year	861,474	—

Cash – End of year	$212,608	$861,474

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$130,916

Payment of prepaid expenses through promissory note	$—	$26,800

Deferred underwriting fee payable	$—	$10,830,775

Forfeiture of Founder Shares	$—	$(89)

The accompanying notes are an integral part of the consolidated financial statements.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
DHC Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 22, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has one wholly owned subsidiary that was created on July 22, 2022, Glory Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and activities in connection with the Proposed Business Combination (as defined and discussed below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investment held in the Trust Account (as defined below), along with income or loss from the change in fair value of the warrant liabilities.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor generating gross proceeds of $9,000,000, which is described in Note 4.
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
The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
On March 3, 2023, the Company held an extraordinary general meeting of shareholders to vote on a number of proposals, including a proposal to approve an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from March 4, 2023 to December 4, 2023 (the “Combination Period”). The proposal was approved by the Company’s shareholders. In connection with the extension vote 26,298,498 Class A ordinary shares were redeemed for an aggregate redemption amount of approximately $269,473,000, which could impact the Company’s ability to consummate a business combination by December 4, 2023.
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers and directors have agreed to waive (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100%
of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial business combination within the Combination Period.
I
f the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

On July 25, 2022, we entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), by and among the Company, Glory Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”) and With Purpose, Inc. (d/b/a GloriFi, Inc.) a Delaware corporation (“GloriFi”). On January 26, 2023, we sent GloriFi written notice that we had terminated the Business Combination Agreement, pursuant to Section 9.01(i) and Section 9.01(f) the Business Combination Agreement. Our decision to terminate the Business Combination Agreement took into account the fact that GloriFi had previously publicly announced that GloriFi was winding down its operations and closing its digital banking platform and other products. As a result of the termination of the Business Combination Agreement, each of the Ancillary Agreements (as defined in the Business Combination Agreement) were terminated.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had $212,608 in its operating bank account and a working capital deficit of $5,165,295.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
In connection with the extraordinary general meeting of shareholders held on March 3, 2023 (the “Extension Meeting”), to extend the date by which the Company has to consummate a business combination (the “Articles Extension”) from March 4, 2023 to December 4, 2023, the Company and the Sponsor, have entered into one or more non-redemption
agreements (the
“Non-Redemption
Agreements”), with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 400,000 previously-held Class A ordinary shares of the Company
(“Non-Redeemed
Shares”) in connection with the Articles Extension. In exchange for the foregoing commitments not to redeem such previously-held Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 150,000 Class B ordinary shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination if such third parties continued to hold such
Non-Redeemed
Shares through the Extension Meeting.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2023.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on July 22, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Cash and Investment Held in Trust Account
At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, substantially all of the assets held in the Trust Account were held in a checking account held by Continental Stock Transfer & Trust Company.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Concentration of Credit Risk
The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to the redemption value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $17,501,346, of which $16,915,008 was charged to temporary shareholders’ deficit upon the completion of the Initial Public Offering and $586,339 was expensed to the consolidated statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s consolidated balance sheets.
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
capital and accumulated deficit.
At December 31, 2022 and 2021, the Class A ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	(10,211,874)
Class A ordinary shares issuance costs	(16,924,264)
Plus:
Accretion of carrying value to redemption value	27,136,138

Class A ordinary shares subject to possible redemption as of December 31, 2021	309,450,720
Plus:
Accretion of carrying value to redemption value	4,462,497

Class A ordinary shares subject to possible redemption as of December 31, 2022	$313,913,217

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating income per ordinary share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from income per ordinary share as the redemption value approximates fair value.
The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,441,034 shares of Class A ordinary shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$5,765,370	$1,441,343	$3,907,301	$1,170,619
Denominator:
Basic and diluted weighted average shares outstanding	30,945,072	7,736,268	25,686,060	7,695,487

Basic and diluted net income per ordinary share	$0.19	$0.19	$0.15	$0.15
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Recently Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
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
30-trading-day
period commencing at least 150 days after the Company’s Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the year ended December 31, 2022, the total expense for administrative services was $120,000. For the year ended December 31, 2021, the total expense for administrative services was $100,000. As of December 31, 2022 and 2021, the Company had $220,000 and $100,000 included in accounts payable and accrued expense on the accompanying consolidated balance sheets, respectively.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, there were no working capital loans outstanding.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the completion of the Proposed Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.
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

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
Business Combination Agreement
On July 25, 2022, the Company entered into the Business Combination Agreement, by and among the Company, Merger Sub and GloriFi which was subsequently terminated on January 26, 2023 and is discussed in greater detail in Note 1 and Note
10.
Business Combination Expense Reimbursement Agreement
On February 21, 2022, the Company and GloriFi entered into an agreement pursuant to which GloriFi agreed to reimburse the Company certain business combination related expenses. As of December 31, 2022, the Company has written off $517,430 as bad debt in relation to this agreement.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 30,945,072 shares of Class A ordinary shares subject to possible redemption, which are presented as temporary equity.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 7,736,268 shares of Class B ordinary shares issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of December 31, 2022 and 2021, there were 10,315,024 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) one year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
30-trading-day
period ending three trading days before the Company send the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading-day
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
As of December 31, 2022 and 2021, there were 6,126,010 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 of money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $309,450,720 in a checking account held by Continental Stock Transfer & Trust Company. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Cash and investment held in Trust Account	1	$313,913,217	1	$309,450,720
Liabilities:
Warrant Liabilities – Public Warrants	2	$103,150	1	$5,207,024
Warrant Liabilities – Private Placement Warrants	2	$61,260	2	$3,092,410
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Company’s accompanying December 31, 2022 and 2021 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was established by the public warrant price. The subsequent measurements of the Private Placement Warrants was established by using the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For December 31, 2022 and 2021, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 4, 2021 (IPO)	5,940,000	9,900,000	15,840,000
Initial measurement on March 5, 2021 (Over allotment)	124,750	311,874	436,624
Change in fair value	(1,776,543)	309,450	(1,467,093)
Transfer to Level 1	—	(10,521,324)	(10,521,324)
Transfer to Level 2	(4,288,207)	—	(4,288,207)

Fair value as of December 31, 2021	$—	$—	$—

DHC ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $10,521,324 due to the use of an observable market quote in an active market under ticker DHCAW. Due to the lack of an active market, the estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during year ended December 31, 2022 was $1,031,502. There were transfers of $4,288,207 from Level 3 to Level 2 during the year ended December 31, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On January 26, 2023, the Company sent GloriFi written notice that the Company had terminated the Business Combination Agreement, pursuant to Section 9.01(i) and Section 9.01(f) the Business Combination Agreement. The Company’s decision to terminate the Business Combination Agreement took into account the fact that GloriFi publicly announced that GloriFi was winding down its operations and closing its digital banking platform and other products.
As a result of the termination of the Business Combination Agreement, each of the Ancillary Agreements (as defined in the Business Combination Agreement) were terminated.
In connection with the extraordinary general meeting of shareholders held on March 3, 2023 (the “Extension Meeting”), to extend the date by which the Company has to consummate a business combination (the “Articles Extension”) from March 4, 2023 to December 4, 2023, the Company and the Sponsor, have entered into one or more non-redemption
agreements (the
“Non-Redemption
Agreements”), with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 400,000 previously-held Class A ordinary shares of the Company
(“Non-Redeemed
Shares”) in connection with the Articles Extension. In exchange for the foregoing commitments not to redeem such previously-held Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 150,000 Class B ordinary shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination if such third parties continued to hold such
Non-Redeemed
Shares through the Extension Meeting.
In Connection with Extension meeting, the holders of 26,298,498 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.25 per share, for an aggregate redemption amount of approximately $269,473,000.