Form 10-Q
period 2023-03-31
DHC Acquisition Corp.
filed 2023-05-22
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period March 31, 2023

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
b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2ofthe Exchange Act).    Yes  ☒    No  ☐
As of May
22
, 2023, there were
4,646,574
Class A ordinary shares, $0.0001 par value and
7,736,268
Class B ordinary shares, $0.0001 par value, issued and outstanding.

DHC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$153,346	$212,608
Due from Sponsor	1,500	1,500
Prepaid expenses and other assets	52,500	61,530

Total Current Assets	207,346	275,638
Trust Account Receivable	887,555	—
Cash and investments held in Trust Account	47,215,722	313,913,217

TOTAL ASSETS	$48,310,623	$314,188,855

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,637,050	$5,440,933
Related party advance	50,000	—

Total Current Liabilities	5,687,050	5,440,933
Warrant liabilities	547,486	164,410
Deferred underwriting fee payable	10,830,775	10,830,775

Total Liabilities	17,065,311	16,436,118

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 4,646,574 and 30,945,072 shares at a redemption value of $10.35 and $10.14 per share at March 31, 2023 and December 31, 2022, respectively	48,103,277	313,913,217

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 4,646,574 and 30,945,072 shares subject to possible redemption at March 31, 2023 and December 31, 2022)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 shares issued and outstanding at March 31, 2023 and December 31, 2022	774	774
Additional paid-in capital	—	—
Accumulated deficit	(16,858,739)	(16,161,254)

Total Shareholders’ Deficit	(16,857,965)	(16,160,480)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$48,310,623	$314,188,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Operating and formation costs	$314,409	$1,702,762

Loss from operations	(314,409)	(1,702,762)
Other income (expense):
Change in fair value of warrant liabilities	(383,076)	4,503,199
Interest earned on cash and investments held in the Trust Account	2,775,554	30,209

Other income (expense), net	2,392,478	4,533,408

Net income	$2,078,069	$2,830,646

Weighted average shares outstanding of Class A ordinary shares	26,512,741	30,945,072

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.07

Weighted average shares outstanding of Class B ordinary shares	7,736,268	7,736,268

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 202 3	7,736,268	$774	$—	$(16,161,254)	$(16,160,480)
Shareholder non redemption agreement	—	—	(744,274)	—	(744,274)
Contribution by Sponsor	—	—	744,274	—	744,274
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,775,554)	(2,775,554)
Net income	—	—	—	2,078,069	2,078,069

Balance — March 31, 2023 (unaudited)	7,736,268	$774	$—	$(16,858,739)	$(16,857,965)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount

Balance — January 1, 2022	7,736,268	$774	$—	$(18,905,470)	$(18,904,696)
Net income	—	—	—	2,830,646	2,830,646

Balance — March 31, 2022 (unaudited)	7,736,268	$774	$—	$(16,074,824)	$(16,074,050)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income	$2,078,069	$2,830,646
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(2,775,554)	(30,209)
Change in fair value of warrant liabilities	383,076	(4,503,199)
Changes in operating assets and liabilities:
Prepaid expenses	9,030	14,794
Accounts payable and accrued expenses	196,117	1,495,173

Net cash used in operating activities	(109,262)	(192,795)

Cash Flows from Investing Activities:
Trust receivable	(887,555)	—
Cash withdrawn from Trust Account in connection with redemption	269,473,049	—

Net cash provided by investing activities	268,585,494	—

Cash Flows from Financing Activities:
Related party advance	50,000	—
Redemption of ordinary shares	(268,585,494)	—

Net cash used in financing activities	(268,585,494)	—

Net Change in Cash	(59,262)	(192,795)
Cash – Beginning of period	212,608	861,474

Cash – End of period	$153,346	$668,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
On March 3, 2023, the Company held an extraordinary general meeting (the “Extension Meeting”) to vote on a number of proposals, including a proposal to approve an amendment the Company’s amended and restated memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from March 4, 2023 to December 4, 2023 (the “Combination Period”). The proposal was approved by the Company’s shareholders. In connection with the Extension Meeting, the holders of 26,298,498 Class A ordinary shares of the Company (the “Redeeming Shareholders”) properly
exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of approximately $268,585,000. This could adversely impact the Company’s ability to consummate a business combination within the Combination Period.
All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the investment held in the Trust Account (as defined below), along with income or loss from the change in fair value of the warrant liabilities.
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
MARCH 31, 2023
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
MARCH 31, 2023
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
Liquidity and Going Concern
The accompanying unaudited condensed
 consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had $153,346 in its operating bank account and a working capital deficit of $5,479,704.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loan.
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

(“Non-Redeemed
Shares”) in connection with the Articles Extension. In exchange for the foregoing commitments not to redeem such previously held Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 150,000 Class B ordinary shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination if such third parties continued to hold such
Non-Redeemed
Shares through the Extension Meeting. In Connection with Extension meeting, the
Redeeming Shareholders
 properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of approximately $268,585,000.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4, 2023.
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on July 22, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.
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
MARCH 31, 2023
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
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events
.
One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months
 or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Cash and Investments Held in Trust Account
At March 31, 2023, assets held in the Trust Account were comprised of 47,215,722 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 invested primarily in U.S. Treasury Securities. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide
the Company working capital loans, as defined below.
Trust
Account

Receivable
In connection with the Extension Meeting, as described in Note 1, due to a clerical error by the trustee of the Trust Account, the Redeeming Shareholders were overpaid approximately $0.03 per Class A ordinary share that was redeemed, for an aggregate total overpayment amount of approximately $887,555 (the “Overpayment Amount”). The Company is in process of collecting the Overpayment Amount and currently expects to fully recover the total Overpayment Amount.
Concentration of Credit Risk
The Company has historically had significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $
250,000
. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to the redemption value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $17,501,346, of which $16,915,008 was charged to temporary shareholders’ deficit upon the completion of the Initial Public Offering and $586,339 was expensed to the unaudited condensed consolidated statements of operations.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 4,646,574 and 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.
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
capital and accumulated deficit.
At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	(10,211,874)
Class A ordinary shares issuance costs	(16,924,264)
Plus:
Accretion of carrying value to redemption value	27,136,138

Class A ordinary shares subject to possible redemption as of December 31, 2021	309,450,720
Plus:
Accretion of carrying value to redemption value	4,462,497

Class A ordinary shares subject to possible redemption as of December 31, 2022	313,913,217
Less:
Redemption	(268,585,494)
Plus:
Accretion of carrying value to redemption value	2,775,554

Class A ordinary shares subject to possible redemption as of March 31, 2023 (unaudited)	$48,103,277

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in ASC815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted income per ordinary
share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,441,034 shares of Class A ordinary share in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B

Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,608,669	$469,400	$2,264,517	$566,129
Denominator:
Basic and diluted weighted average shares outstanding	26,512,741	7,736,268	30,945,072	7,736,268

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.07	$0.07

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.
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
MARCH 31, 2023
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2023 and 2022, the total expense for administrative services was $30,000. As of March 31, 2023 and December 31, 2022, the Company had $30,000 and

$
120,000

included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, respectively.
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
Related Party Advance
During the three months ended March 31, 2023, the Sponsor advanced the Company $50,000. As of March 31, 2023 and December 31, 2022, the Company had $50,000 and $0
included in related party advance in the accompanying condensed consolidated balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, there were no working capital loans outstanding.
Non-redemption
Agreement
On February 28, 2023, the Sponsor entered into
Non-Redemption
Agreements with various stockholders of the Company pursuant to which these stockholders have committed not to redeem their Class A Ordinary Shares of the company in connection with the Extension Meeting held on March 3, 2023, but still retained their right to redeem their respective shares in connection with the closing of a Business Combination. The commitment to not redeem was accepted by holders of 400,000 shares of Class A Ordinary Shares. In consideration of this agreement, the Sponsor has agreed to transfer 150,000 of its Class B Ordinary shares to the
Non-Redeeming
Stockholders at the closing of a Business Combination. Each shareholder committed to maintain, and not to redeem at the Extension Meeting, the lesser of (i) 400,000 Class A Ordinary Shares and (ii)
9.9
%

of the Company’s Class A Ordinary Shares. The Company estimated the aggregate fair value of the
150,000

founders shares attributable to the Non-Redeeming Shareholders to be

$
744,274
or $
4.96

per share. Each
Non-Redeeming
Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A Ordinary Shares not to redeem, with a corresponding charge to additional paid-in
capital to recognize the fair value of the shares transferred as an offering cost during the three months ended March 31, 2023.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

The fair value of the founders shares was based on the following significant inputs:

February 28, 2023
Risk-free interest rate	4.72%
Remaining life of SPAC	0.68
Value in no De-SPAC scenario	$0.00
Probability of transaction	50.00%
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or the completion of the Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants,30 days after the completion of the Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Business Combination Agreement
On July 25, 2022, the Company entered into the Business Combination Agreement, by and among the Company, Merger Sub and GloriFi which was subsequently terminated on January 26, 2023.
Business Combination Expense Reimbursement Agreement
On February 21, 2022, the Company and GloriFi entered into an agreement pursuant to which GloriFi agreed to reimburse the Company certain business combination related expenses.

During the year ended December 31, 2022, the Company wrote off
$517,430 as
bad debt in relation to this agreement.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

Termination of Business Combination Agreement
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 4,646,574 and 30,945,072 shares of Class A ordinary shares subject to possible redemption, respectively, which are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 7,736,268 shares of Class B ordinary shares issued and outstanding.
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

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

NOTE 8. WARRANT LIABILITIES
As of March 31, 2023 and December 31, 2022, there were 10,315,024 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) one year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading days period ending three trading days before the Company sends the notice of redemption to the warrant holders
.

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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30 trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within
a30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

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
As of March 31, 2023 and December 31, 2022, there were 6,126,010 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At March 31, 2023, assets held in the Trust Account were comprised of $47,215,722 of cash. During
the three months ended March 31, 2023, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 of money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023		December 31, 2022
	Level	Amount	Level	Amount
Assets:
Investments held in Trust Account	1	$47,215,722	—	$313,913,217
Liabilities:
Warrant Liabilities – Public Warrants	2	$343,490	1	$103,150
Warrant Liabilities – Private Placement Warrants	2	$203,996	2	$61,260

DHC ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying March 31, 2023 and December 31, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was established by the public warrant price. The subsequent measurements of the Private Placement Warrants was established by using the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For March 31, 2023 and December 31, 2022, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. Due to the lack of an active market, the estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during year ended December 31, 2022 was $1,031,502.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheets date up to the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Such statements include, but are not limited to, possible business combinations, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On March 3, 2023, we held an extraordinary general meeting (the “Extension Meeting”) to vote on a number of proposals, including a proposal to approve an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which we have to consummate a business combination from March 4, 2023 to December 4, 2023 (the “Combination Period”). The proposal was approved by our shareholders. In connection with the Extension Meeting, the holders of 26,298,498 Class A ordinary shares of the Company (the “Redeeming Shareholders”) properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of approximately $269,585,000. This could adversely impact our ability to consummate a business combination within the Combination Period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $2,078,069, which consists of interest earned on investments held in the Trust Account of $2,775,554, offset by the operating and formation costs of $314,409 and change in fair value of warrant liabilities of $383,076.

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

For the three months ended March 31, 2023, cash used in operating activities was $109,262. Net income of $2,078,069 was affected by change in fair value of warrant liabilities of $383,076 and interest earned on investments held in the Trust Account of $2,775,554. Changes in operating assets and liabilities provided $205,147 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $192,795. Net income of $2,830,646 was affected by change in fair value of warrant liabilities of $4,503,199 and interest earned on investments held in the Trust Account of $30,209. Changes in operating assets and liabilities provided $1,509,967 of cash for operating activities.

As of March 31, 2023, we had investments held in the Trust Account of $47,215,722. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. On March 3, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the Redeeming Shareholders properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $268,585,000.

In connection with the Extension Meeting, due to a clerical error by the trustee of the Trust Account, the Redeeming Shareholders were overpaid approximately $0.03 per Class A ordinary share that was redeemed, for an aggregate total overpayment amount of approximately $887,555 (the “Overpayment Amount”). The Company is in process of collecting the Overpayment Amount and currently expects to fully recover the total Overpayment Amount.

As of March 31, 2023, we had cash of $153,346. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Based on the foregoing, management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern, as discussed further below. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to its review and approval procedures for the quartely financial statements.

Management intends to enhance our review and approval procedures for the quartely financial statements, including through enhanced analyses by our personnel and third-party professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2022, which was filed with the SEC on March 30, 2023 (our “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and our Q1 Quarterly Report filed with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report and other reports we file with, or furnish to, the SEC. There have been no material changes in our risk factors since such filings.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40130), filed March 5, 2021

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K File No. 0001-40130) filed on March 14, 2023

3.3	Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40130), filed March 5, 2021

10.1	Form of Non-Redemption Agreements, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K File No. 0001-40130) filed on February 28, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHC ACQUISITION CORP.

Date: May 22, 2023	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)