Form 10-Q
period 2023-06-30
DHC Acquisition Corp.
filed 2023-08-14
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2023

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
Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August 14, 2023, there were 4,646,574 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DHC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I—FINANCIAL INFORMATION
Item 1.
Interim
Financial Statements.
DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$30,294	$212,608
Due from Sponsor	3,000	1,500
Prepaid expenses and other assets	43,629	61,530

Total Current Assets	76,923	275,638
Trust Account receivable	32,565	—
Cash and investments held in Trust Account	48,590,022	313,913,217

TOTAL ASSETS	$48,699,510	$314,188,855

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,803,741	$5,440,933
Related party advances	300,000	—

Total Current Liabilities	6,103,741	5,440,933
Warrant liabilities	776,017	164,410
Deferred underwriting fee payable	10,830,775	10,830,775

Total Liabilities	17,710,533	16,436,118

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 4,646,574 and 30,945,072 shares at a redemption value of $ 10.46 and $ 10.14 per share at June 30, 2023 and December 31, 2022, respectively	48,622,587	313,913,217

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 4,646,574 and 30,945,072 shares subject to possible redemption at June 30, 2023 and December 31, 2022)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 shares issued and outstanding at June 30, 2023 and December 31, 2022	774	774
Additional paid-in capital	—	—
Accumulated deficit	(17,634,384)	(16,161,254)

Total Shareholders’ Deficit	(17,633,610)	(16,160,480)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$48,699,510	$314,188,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$547,114	$243,574	$861,523	$1,946,336

Loss from operations	(547,114)	(243,574)	(861,523)	(1,946,336)
Other income (expenses):
Change in fair value of warrant liabilities	(228,531)	2,594,396	(611,607)	7,097,595
Interest earned on cash and investments held in the Trust Account	519,310	417,862	3,294,864	448,071

Other income, net	290,779	3,012,258	2,683,257	7,545,666

Net income (loss)	$(256,335)	$2,768,684	$1,821,734	$5,599,330

Weighted average shares outstanding of Class A ordinary shares	4,646,574	30,945,072	15,458,179	30,945,072

Basic and diluted net income (loss) per share, Class A ordinary shares	$(0.02)	$0.07	$0.08	$0.14

Weighted average shares outstanding of Class B ordinary shares	7,736,268	7,736,268	7,736,268	7,736,268

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.02)	$0.07	$0.08	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2023	7,736,268	$774	$—	$(16,161,254)	$(16,160,480)
Shareholder non redemption agreement	—	—	(744,274)	—	(744,274)
Contribution by Sponsor	—	—	744,274	—	744,274
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,775,554)	(2,775,554)
Net income	—	—	—	2,078,069	2,078,069

Balance — March 31, 2023 (unaudited)	7,736,268	774	—	(16,858,739)	(16,857,965)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(519,310)	(519,310)
Net loss	—	—	—	(256,335)	(256,335)

Balance — June 30, 2023 (unaudited)	7,736,268	$774	$—	$(17,634,384)	$(17,633,610)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	7,736,268	$774	$—	$(18,905,470)	$(18,904,696)
Net income	—	—	—	2,830,646	2,830,646

Balance — March 31, 2022 (unaudited)	7,736,268	774	—	(16,074,824)	(16,074,050)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(448,071)	(448,071)
Net income	—	—	—	2,768,684	2,768,684

Balance — June 30, 2022 (unaudited)	7,736,268	$774	$—	$(13,754,211)	$(13,753,437)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,821,734	$5,599,330
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,294,864)	(448,071)
Change in fair value of warrant liabilities	611,607	(7,097,595)
Changes in operating assets and liabilities:
Due from Sponsor	(1,500)	(1,500)
Prepaid expenses	17,901	119,464
Accounts payable and accrued expenses	362,808	1,372,543

Net cash used in operating activities	(482,314)	(455,829)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	268,585,494	—

Net cash provided by investing activities	268,585,494	—

Cash Flows from Financing Activities:
Related party advance	300,000	—
Redemption of ordinary shares	(268,585,494)	—

Net cash used in financing activities	(268,285,494)	—

Net Change in Cash	(182,314)	(455,829)
Cash – Beginning of the period	212,608	861,474

Cash – End of the period	$30,294	$405,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
DHC Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on
December 22, 2020
. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has one wholly owned subsidiary that were created on
July 22, 2022
, Glory Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”).
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
All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income
from the cash held in an interest bearing account), along

with income or loss from the change in fair value of the warrant liabilities.
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
Following the closing of the Initial Public Offering on March 4, 2021, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30,
2023

The Company will provide the holders of its issued and outstanding Public Shares (the “Public
Shareholders
”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30,
2023

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
Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had $30,294 in its operating bank account and a working capital deficit of $6,026,818.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loan.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30,
2023

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 4,
2023
.
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

10-K
 as filed with
the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 30, 2023

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months
 or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.
Cash and Investments Held in Trust Account
At June 30, 2023, assets held in the Trust Account were comprised of $48,590,022 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 invested primarily in U.S. Treasury Securities. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.
Trust Account Receivable
In connection with the Extension Meeting, as described in Note 1, due to a clerical error by the trustee of the Trust Account, the Redeeming Shareholders were overpaid approximately $0.03 per Class A ordinary share that was redeemed, for an aggregate total overpayment amount of $887,555 (the “Overpayment Amount”). As of June 30, 2023, the Company has collected $854,990 of the overpayment and $32,565 remains receivable. The Company is in process of collecting the remaining Overpayment Amount and currently expects to fully recover the total Overpayment Amount.
Concentration of Credit Risk
The Company has historically had significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to the redemption value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $
17,501,346
, of which $
16,915,008
was charged to temporary shareholders’ deficit upon the completion of the Initial Public Offering and $
586,339
was expensed at the date of the initial public offering.

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 4,646,574 and 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.
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
capital and accumulated deficit.
At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	(10,211,874)
Class A ordinary shares issuance costs	(16,924,264)
Plus:
Accretion of carrying value to redemption value	27,136,138

Class A ordinary shares subject to possible redemption as of December 31, 2021	309,450,720
Plus:
Accretion of carrying value to redemption value	4,462,497

Class A ordinary shares subject to possible redemption as of December 31, 2022	313,913,217
Less:
Redemption	(268,585,494)
Plus:
Accretion of carrying value to redemption value	3,294,864

Class A ordinary shares subject to possible redemption as of June 30, 2023 (unaudited)	$48,622,587

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted Income (Loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase
16,441,034
shares of Class A ordinary share in the aggregate. As of June 30, 2023 and 2022, the Company did no
t
have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net Income (Loss) per ordinary share is the same as basic net Income (Loss) per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net Income (Loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net Income (Loss) per ordinary share
Numerator:
Allocation of net Income (Loss), as adjusted	$(96,188)	$(160,147)	$2,214,947	$553,737
Denominator:
Basic and diluted weighted average shares outstanding	4,646,574	7,736,268	30,945,072	7,736,268

Basic and diluted net Income (Loss) per ordinary share	$(0.02)	$(0.02)	$0.07	$0.07

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,214,113	$607,621	$4,479,464	$1,119,866
Denominator:
Basic and diluted weighted average shares outstanding	15,458,179	7,736,268	30,945,072	7,736,268

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.14	$0.14

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE
30
, 2023

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
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2023, the total expense for administrative services was $30,000 and $60,000, respectively. For the three and six months ended June 30, 2022, the total expense for administrative services was $30,000 and $60,000, respectively. As of June 30, 2023 and December 31, 2022, the Company had $60,000 and $120,000 included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, respectively.
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
Related Party Advance
On March 3, 2023, the Sponsor advanced the Company $50,000. On April 18, 2023, the Sponsor additionally advanced the Company $250,000. The related party advances are non-interest bearing and payable upon demand. As of June 30, 2023 and December 31, 2022, the Company had $300,000 and $0 included in related party advances in the accompanying condensed consolidated
balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, there were no working capital loans outstanding.
Non-Redemption
Agreement
On February 28, 2023, the Sponsor entered into
Non-Redemption
Agreements with various stockholders of the
Company
pursuant to which these stockholders have committed not to redeem their Class A Ordinary Shares of the company in connection with the Extension Meeting held on March 3, 2023, but still retained their right to redeem their respective shares in connection with the closing of a Business Combination. The commitment to not redeem was accepted by holders of 400,000 shares of Class A Ordinary Shares. In consideration of this agreement, the Sponsor has agreed to transfer 150,000 of its Class B Ordinary shares to the
Non-Redeeming
Stockholders at the closing of a Business Combination. Each shareholder committed to maintain, and not to redeem at the Extension Meeting, the lesser of (i) 400,000 Class A Ordinary Shares and (ii) 9.9% of the Company’s Class A Ordinary Shares. The Company estimated the aggregate fair value of the 150,000 founders shares attributable to the
Non-Redeeming
Shareholders to be $744,274 or $4.96 per share. Each
Non-Redeeming
Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A Ordinary Shares not to redeem, with a corresponding charge to additional paid-in
capital to recognize the fair value of the shares transferred as an offering cost during the three and six months ended June 30, 2023.

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
JUNE 30, 2023
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 4,646,574 and 30,945,072 shares of Class A ordinary shares subject to possible redemption, respectively, which are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 7,736,268 shares of Class B ordinary shares issued and outstanding.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
NOTE 8. WARRANT LIABILITIES
As of June 30, 2023 and December 31, 2022, there were 10,315,024 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a)
one year
from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years
after the completion of a Business Combination or earlier upon redemption or liquidation.
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
Once the warrants become exercisable, the Company may redeem the Public Warrants for redemption (Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any
20
 trading days within a
30
trading days period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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
at $
0.10
per warrant upon a minimum of
30
days’ prior written notice of redemption
provided
that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the “fair market value” of the Class A ordinary shares;

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $
10.00
per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any
20
 trading days within the
30
trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any
20
trading days within

a

30
-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $
18.00
per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023 and December 31, 2022, there were 6,126,010 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At June 30, 2023, assets held in the Trust Account were comprised of $48,590,022 of cash. During the period ended June 30, 2023, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 of money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023		December 31, 2022
	Level	Amount	Level	Amount
Assets:
Cash and investments held in Trust Account	1	$48,590,022	1	$313,913,217
Liabilities:
Warrant Liabilities – Public Warrants	2	$486,869	2	$103,150
Warrant Liabilities – Private Placement Warrants	2	$289,148	2	$61,260

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Company’s accompanying June 30, 2023 and December 31, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was established by the public warrant price. The subsequent measurements of the Private Placement Warrants was established by using the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. For June 30, 2023 and December 31, 2022, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of $256,335, which consists of the operating and formation costs of $547,114 and change in fair value of warrant liabilities of $228,531, offset by interest earned on cash held in the Trust Account of $519,310.

For the three months ended June 30, 2022, we had a net income of $2,768,684, which consists of the change in fair value of warrant liabilities of $2,594,396 and interest earned on cash and investments held in the Trust Account of $417,862, offset by operating and formation costs of $243,574.

For the six months ended June 30, 2023, we had a net income of $1,821,734, which consists of interest earned on cash and investments held in the Trust Account of $3,294,864, offset by the operating and formation costs of $861,523 and change in fair value of warrant liabilities of $611,607.

For the six months ended June 30, 2022, we had a net income of $5,599,330, which consists of the change in fair value of warrant liabilities of $7,097,595 and interest earned on cash and investments held in the Trust Account of $448,071, offset by operating and formation costs of $1,946,336.

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

For the six months ended June 30, 2023, cash used in operating activities was $482,314. Net income of $1,821,734 was affected by change in fair value of warrant liabilities of $611,607 and interest earned on cash held in the Trust Account of $3,294,864. Changes in operating assets and liabilities provided $379,209 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $455,829. Net income of $5,599,330 was affected by change in fair value of warrant liabilities of $7,097,595 and interest earned on cash held in the Trust Account of $448,071. Changes in operating assets and liabilities provided $1,490,507 of cash for operating activities.

As of June 30, 2023, we had cash held in the Trust Account of $48,590,022. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. On March 3, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the Redeeming Shareholders properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $268,585,000. In connection with the extension, the trustee of the Trust Account placed the funds remaining in the Trust Account in an interest bearing cash bank account. The Trust Account does not hold any investments.

In connection with the Extension Meeting, as described in Note 1, due to a clerical error by the trustee of the Trust Account, the Redeeming Shareholders were overpaid approximately $0.03 per Class A ordinary share that was redeemed, for an aggregate total overpayment amount of $887,555 (the “Overpayment Amount”). As of June 30, 2023, the Company has collected $854,990 of the overpayment and $32,565 remains receivable. The Company is in process of collecting the remaining Overpayment Amount and currently expects to fully recover the total Overpayment Amount.

As of June 30, 2023, we had cash of $30,294. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to its review and approval procedures for the quarterly financial statements.

Management intends to enhance our review and approval procedures for the quarterly financial statements, including through enhanced analyses by our personnel and third-party professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40130), filed March 5, 2021

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K File No. 0001-40130) filed on March 14, 2023

10.1	Form of Non-Redemption Agreements, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K File No. 0001-40130) filed on February 28, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHC ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)