Form 10-Q
period 2023-09-30
DHC Acquisition Corp.
filed 2023-11-14
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number: 001-40130

DHC ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1574798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 West Kirkwood Blvd., Suite 1400B
Southlake, Texas 76092
(Address of principal executive offices)
(214)452-2300
(Issuer’s telephone number)
535 Silicon Drive, Suite 100
Southlake, Texas 76092
(Former name, former address and former fiscal year, if changed since last report)

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2023, there were 4,646,574 Class A ordinary shares, $0.0001 par value and 7,736,268 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DHC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$60,847	$212,608
Due from Sponsor	3,000	1,500
Prepaid expenses and other assets	22,494	61,530

Total Current Assets	86,341	275,638
Trust Account receivable	16,824	—
Cash and investments held in Trust Account	49,179,344	313,913,217

TOTAL ASSETS	$49,282,509	$314,188,855

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$7,162,387	$5,440,933
Related party advances	575,000	—

Total Current Liabilities	7,737,387	5,440,933
Warrant liabilities	1,315,283	164,410
Deferred underwriting fee payable	10,830,775	10,830,775

Total Liabilities	19,883,445	16,436,118

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 4,646,574 and 30,945,072 shares at a redemption value of $ 10.59 and $ 10.14 per share at September 30, 2023 and December 31, 2022, respectively	49,196,168	313,913,217
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 4,646,574 and 30,945,072 shares subject to possible redemption at September 30, 2023 and December 31, 2022)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 shares issued and outstanding at September 30, 2023 and December 31, 2022	774	774
Additional paid-in capital	—	—
Accumulated deficit	(19,797,878)	(16,161,254)

Total Shareholders’ Deficit	(19,797,104)	(16,160,480)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$49,282,509	$314,188,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$1,624,228	$2,620,236	$2,485,751	$4,566,572

Loss from operations	(1,624,228)	(2,620,236)	(2,485,751)	(4,566,572)

Other income (expense):
Change in fair value of warrant liabilities	(539,266)	(442,264)	(1,150,873)	6,655,331
Interest earned on cash and investments held in the Trust Account	573,581	1,396,729	3,868,445	1,844,800

Other income (expense), net	34,315	954,465	2,717,572	8,500,131

Net (loss) income	$(1,589,913)	$(1,665,771)	$231,821	$3,933,559

Weighted average shares outstanding of Class A ordinary shares	4,646,574	30,945,072	11,801,312	30,945,072

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.13)	$(0.04)	$0.01	$0.10

Weighted average shares outstanding of Class B ordinary shares	7,736,268	7,736,268	7,736,268	7,736,268

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.13)	$(0.04)	$0.01	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2023	7,736,268	$774	$—	$(16,161,254)	$(16,160,480)
Shareholder non-redemption agreement	—	—	(744,274)	—	(744,274)
Contribution by Sponsor	—	—	744,274	—	744,274
Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,775,554)	(2,775,554)
Net income	—	—	—	2,078,069	2,078,069

Balance — March 31, 2023 (unaudited)	7,736,268	774	—	(16,858,739)	(16,857,965)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(519,310)	(519,310)
Net loss	—	—	—	(256,335)	(256,335)

Balance — June 30, 2023 (unaudited)	7,736,268	774	—	(17,634,384)	(17,633,610)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(573,581)	(573,581)
Net loss	—	—	—	(1,589,913)	(1,589,913)

Balance — September 30, 2023 (unaudited)	7,736,268	$774	$—	$(19,797,878)	$(19,797,104)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	7,736,268	$774	$—	$(18,905,470)	$(18,904,696)
Net income	—	—	—	2,830,646	2,830,646

Balance — March 31, 2022 (unaudited)	7,736,268	774	—	(16,074,824)	(16,074,050)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(448,071)	(448,071)
Net income	—	—	—	2,768,684	2,768,684

Balance — June 30, 2022 (unaudited)	7,736,268	774	—	(13,754,211)	(13,753,437)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(1,396,729)	(1,396,729)
Net loss	—	—	—	(1,665,771)	(1,665,771)

Balance — September 30, 2022 (unaudited)	7,736,268	$774	$—	$(16,816,711)	$(16,815,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$231,821	$3,933,559
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,868,445)	(1,844,800)
Change in fair value of warrant liabilities	1,150,873	(6,655,331)
Changes in operating assets and liabilities:
Due from Sponsor	(1,500)	(1,500)
Prepaid expenses	39,036	(297,464)
Accounts payable and accrued expenses	1,721,454	4,353,509

Net cash used in operating activities	(726,761)	(512,027)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	268,602,318	—
Trust receivable	(16,824)	—

Net cash provided by investing activities	268,585,494	—

Cash Flows from Financing Activities:
Related party advance	575,000	—
Redemption of ordinary shares	(268,585,494)	—

Net cash used in financing activities	(268,010,494)	—

Net Change in Cash	(151,761)	(512,027)
Cash – Beginning of the period	212,608	861,474

Cash – End of the period	$60,847	$349,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
DHC Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 22, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has one wholly owned subsidiary that was created on July 22, 2022, BEN Merger Subsidiary Corp, a Delaware corporation (“Merger Sub”), formerly known as Glory Merger Subsidiary Corp.
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
All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the cash held in an interest bearing account), along with income or loss from the change in fair value of the warrant liabilities.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to DHC Sponsor LLC, a Delaware limited liability company (the “Sponsor”) generating gross proceeds of $9,000,000, which is described in Note 4.
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
SEPTEMBER 30, 2023

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
SEPTEMBER 30, 2023

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
Business Combination Agreement
On July 25, 2022, the Company entered into a Business Combination Agreement and Plan of Reorganization (the “GloriFi Business Combination Agreement”) by and among the Company, Merger Sub and With Purpose, Inc. (d/b/a GloriFi, Inc.), a Delaware corporation (“GloriFi”). On January 26, 2023, the Company sent GloriFi written notice that it had terminated the GloriFi Business Combination Agreement, pursuant to Section 9.01(i) and Section 9.01(f) the GloriFi Business Combination Agreement. The Company’s decision to terminate the GloriFi Business Combination Agreement took into account the fact that GloriFi had previously publicly announced that GloriFi was winding down its operations and closing its digital banking platform and other products. As a result of the termination of the GloriFi Business Combination Agreement, each of the Ancillary Agreements (as defined in the GloriFi Business Combination Agreement) were terminated.
On September 7, 2023, the Company, Merger Sub, and Brand Engagement Network Inc., a Wyoming corporation (“BEN”), and, solely with respect to Section 7.21 and Section 9.03 of the Business Combination Agreement (as defined below), the Sponsor, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which Merger Sub will merge with and into BEN (the “Merger,” and together with the other transactions related thereto, the “Transactions”), with BEN surviving the Merger as a direct wholly owned subsidiary of DHC. In connection with the Merger, and as further described below, DHC will change its name to “Brand Engagement Network Inc.” (“New BEN”).
Pursuant to the Business Combination Agreement, prior to (but no earlier than the day preceding) the closing of the Merger (the “Closing”) and following the exercise of their redemption right by the shareholders of DHC (the “DHC Shareholders”), DHC will change its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware in accordance with the Delaware General Corporation Law and the Companies Act (as revised) of the Cayman Islands (the “Domestication”).
Upon the effectiveness of the Domestication:

•	DHC will change its name to “Brand Engagement Network Inc.”

•
each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of DHC will convert automatically into one (1) share of common stock, par value $0.0001 per share, of New BEN (the “New BEN Common Stock”);

•	each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of DHC will convert automatically into one (1) share of New BEN Common Stock;

•
each then issued and outstanding DHC warrant exercisable to purchase one Class A ordinary share of DHC will convert automatically into one warrant exercisable to purchase one share of New BEN Common Stock (the “New BEN Warrants”); and

•
each unit consisting of one Class A ordinary share of DHC and one-third (1/3) of one DHC warrant will convert automatically into a unit consisting of one share of New BEN Common Stock and one-third (1/3) of one New BEN Warrant.

The obligations of BEN and DHC to consummate the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of various conditions, including, among other things: (i) expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (ii) the accuracy of the representations and warranties of DHC and BEN, respectively; (iii) the performance by DHC and BEN, respectively, of its covenants and agreements; (iv) the absence of any material adverse effect that is continuing with respect to DHC and BEN, respectively, during the Interim Period; (v) the approval of BEN’s stockholders and the DHC Shareholders; (vi) the effectiveness of a registration statement on Form S-4 to be filed with the U.S. Securities and Exchange Commission (the “SEC”) in connection with the Transactions (the “Registration Statement”); (vii) the receipt of requisite government approvals; (viii) DHC having at least $5,000,001 of net tangible assets following the exercise of redemption rights provided in accordance with the organizational documents of DHC; (ix) as a condition to DHC’s obligations to consummate the Transactions, the continued effectiveness of the Reseller Agreement and the Subscription Agreement (each as defined below); and (x) as a condition to BEN’s obligations to consummate the Transactions, the shares of New BEN Common Stock shall have been approved for listing on the Nasdaq Capital Market, or another national securities exchange mutually agreed to by the Parties.
The parties to the Business Combination Agreement have made customary representations, warranties and covenants, including, among others, with respect to the conduct of the businesses of BEN and DHC during the period between execution of the Business Combination Agreement and the Closing.
The consummation of the Business Combination is subject to certain conditions as further described in the Business Combination Agreement.
Stockholder Support Agreement
On September 7, 2023, DHC, BEN, and certain stockholders of BEN (“Key BEN Holders”) entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which the Key BEN Holders agreed to, among other things, (i) waive any appraisal rights in connection with the Merger and (ii) consent to and vote in favor of the Business Combination Agreement and the Transactions.
Lock-Up
Agreement
On September 7, 2023, DHC and certain stockholders of BEN entered into a lock-up
agreement (the
“Lock-Up
Agreement”) pursuant to which such stockholders agreed not to, subject to the occurrence of the Closing, (a) sell or otherwise dispose of, or agree to sell or dispose of, directly or indirectly, certain shares of DHC Common Stock held by such persons immediately after the Closing or any shares of DHC Common Stock issuable upon the exercise of options, warrants or other convertible securities to purchase shares of New BEN Common Stock held by such persons immediately after the Closing (collectively,
“Lock-Up
Shares”), (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such
Lock-Up
Shares, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) until the earlier of (i) the twelve (12) month anniversary of the Closing Date, (ii) the date on which the last reported sale price of shares of New BEN Common Stock equals or exceeds $18.00 per share for twenty (20) of any thirty (30) consecutive trading days commencing ninety (90) days after the Closing Date, or (iii) the date specified in a written waiver pursuant to the terms of the
Lock-Up
Agreement.
Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2023, the Company had $60,847 in its operating bank account and a working capital deficit of $7,651,046.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2023, there were no amounts outstanding under any Working Capital Loan.
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
SEPTEMBER 30, 2023

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K as
filed with the SEC on March 30, 2023. The interim results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.
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
SEPTEMBER 30, 2023

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.
Cash and Investments Held in Trust Account
At September 30, 2023, assets held in the Trust Account were comprised of $49,179,344 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 invested primarily in U.S. Treasury Securities. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.
Trust Account Receivable
In connection with the Extension Meeting, as described in Note 1, due to a clerical error by the trustee of the Trust Account, the Redeeming Shareholders were overpaid approximately $0.03 per Class A ordinary share that was redeemed, for an aggregate total overpayment amount of $887,555 (the “Overpayment Amount”). As of September 30, 2023, the Company has collected $870,731 of the overpayment and $16,824 remains receivable. The Company is in process of collecting the remaining Overpayment Amount and currently expects to fully recover the total Overpayment Amount.
Concentration of Credit Risk
The Company has historically had significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to the redemption value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $17,501,347, of which $16,915,008 was charged to temporary shareholders’ deficit upon the completion of the Initial Public Offering and $586,339 was expensed at the date of the initial public offering.

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 4,646,574 and 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.
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
capital and accumulated deficit.
At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	(10,211,874)
Class A ordinary shares issuance costs	(16,924,264)
Plus:
Accretion of carrying value to redemption value	27,136,138

Class A ordinary shares subject to possible redemption as of December 31, 2021	309,450,720
Plus:
Accretion of carrying value to redemption value	4,462,497

Class A ordinary shares subject to possible redemption as of December 31, 2022	313,913,217
Less:
Redemption	(268,585,494)
Plus:
Accretion of carrying value to redemption value	3,868,445

Class A ordinary shares subject to possible redemption as of September 30, 2023 (unaudited)	$49,196,168

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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,441,034 shares of Class A ordinary share in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.
The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(596,604)	$(993,309)	$(1,332,617)	$(333,154)
Denominator:
Basic and diluted weighted average shares outstanding	4,646,574	7,736,268	30,945,072	7,736,268
Basic and diluted net loss per ordinary share	$(0.13)	$(0.13)	$(0.04)	$(0.04)

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$140,027	$91,794	$3,146,847	$786,712
Denominator:
Basic and diluted weighted average shares outstanding	11,801,312	7,736,268	30,945,072	7,736,268
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.10	$0.10

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2023.
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
SEPTEMBER 30, 2023

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
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2023, the total expense for administrative services was $30,000 and $90,000, respectively. For the three and nine months ended September 30, 2022, the total expense for administrative services was $30,000 and $90,000, respectively. As of September 30, 2023 and December 31, 2022, the Company had $90,000 and $120,000 included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets, respectively.
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
Related Party Advance
On March 3, 2023, the Sponsor advanced the Company $50,000. On April 18, 2023, July 26, 2023, August 28, 2023, and September 28, 2023, the Sponsor advanced the Company an additional $250,000, $100,000, $100,000 and $75,000, respectively. The related party advances are non-interest
bearing and payable upon demand. As of September 30, 2023 and December 31, 2022, the Company had $575,000 and $0 included in related party advances in the accompanying condensed consolidated balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, there were no
working capital loans outstanding.
Non-Redemption
Agreement
On February 28, 2023, the Sponsor entered into
Non-Redemption
Agreements with various shareholders of the Company pursuant to which these shareholders have committed not to redeem their Class A Ordinary Shares of the company in connection with the Extension Meeting held on March 3, 2023, but still retained their right to redeem their respective shares in connection with the closing of a Business Combination. The commitment to not redeem was accepted by holders of 400,000 shares of Class A Ordinary Shares. In consideration of this agreement, the Sponsor has agreed to transfer 150,000 of its Class B Ordinary shares to the
Non-Redeeming
Shareholders at the closing of a Business Combination. Each shareholder committed to maintain, and not to redeem at the Extension Meeting, the lesser of (i) 400,000 Class A Ordinary Shares and (ii) 9.9% of the Company’s Class A Ordinary Shares. The Company estimated the aggregate fair value of the 150,000 founders shares attributable to the
Non-Redeeming
Shareholders to be $744,274 or $4.96 per share. Each
Non-Redeeming
Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A Ordinary Shares not to redeem, with a corresponding charge to additional paid-in
capital to recognize the fair value of the shares transferred as an offering cost during the three and nine months ended September 30, 2023.

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The fair value of the founders shares was based on the following significant inputs:

February 28, 2023
Risk-free interest rate	4.72%
Remaining life of the Company	0.68
Value in no De-SPAC scenario	$0.00
Probability of transaction	50.00%
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
SEPTEMBER 30, 2023

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
In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,830,775 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement (See Note 10).
Consulting Agreement
On January 27, 2021, the Company entered into a Consulting Agreement for financial advisory services. The Company agrees to pay the consultant $2,000,000 and reimburse the consultant for all reasonable and documented expenses, which shall be earned upon announcement of an initial Business Combination and payable at the closing of the initial Business Combination. As of September 30, 2023 and December 31, 2022, the Company had $2,000,000 included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Termination of GloriFi Business Combination Agreement
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
As a result of the termination of the Business Combination Agreement, each of the Ancillary Agreements (as defined in the Business Combination Agreement)
was
terminated.
Capital Markets Advisor Agreement
On February 27, 2023, the Company engaged an advisor (the “Advisor”) as its capital markets advisor in connection with seeking an extension for completing a business combination and (ii) capital markets advisor in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction in connection with a possible business combination transaction with a third party (“Target”). Pursuant to this agreement, contingent on the close of a business combination, the
C
ompany agreed to pay the Advisor a transaction fee in an amount equal to $2,000,000 plus an amount equal to 4.0 % of the sum of the gross proceeds raised from investors identified by the Advisor and received by the Company or Target simultaneously with or before the closing of the Offering and the proceeds released from the Trust Account in connection with the business combination with respect to any shareholder of the Company that entered into a non-redemption
or other similar agreement or did not redeem Client’s Class A ordinary shares, in each instance to the extent such shareholder was identified to Company by the Advisor.
Business Combination Agreement
On September 7, 2023, the Company entered into the Business Combination Agreement, by and among the Company, Merger Sub and BEN which is discussed in greater detail in Note 1.
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue 5,000,000 preference shares with a par value
of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 4,646,574 and 30,945,072 shares of Class A ordinary shares subject to possible redemption, respectively, which are presented as temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 7,736,268 shares of Class B ordinary shares issued and outstanding.
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

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

NOTE 8. WARRANT LIABILITIES
As of September 30, 2023 and December 31, 2022, there were 10,315,024 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) one year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2023

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
As of September 30, 2023 and December 31, 2022, there were 6,126,010 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At September 30, 2023, assets held in the Trust Account were comprised of $49,179,344 of cash.
At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 of money market funds which are invested primarily in U.S. Treasury Securities.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023		December 31, 2022
	Level	Amount	Level	Amount
Assets:
Cash and investments held in Trust Account	1	$49,179,344	1	$313,913,217
Liabilities:
Warrant Liabilities – Public Warrants	2	$825,202	2	$103,150
Warrant Liabilities – Private Placement Warrants	2	$490,081	2	$61,260

DHC ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Company’s accompanying September 30, 2023 and December 31, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was established by the public warrant price. The subsequent measurements of the Private Placement Warrants were established by using the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. At September 30, 2023 and December 31, 2022, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. Due to the lack of an active market, the estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2022 was $1,031,502.
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
On November 1, 2023, Citi Global Markets, Inc. agreed to waive its entitlement to its portion of the deferred underwriting commission of $10,397,544 to which it became entitled upon completion of the Company’s Initial Public Offering. After the waiver, there is $433,231 remaining in deferred underwriting payable.

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

On March 3, 2023, we held an extraordinary general meeting (the “Extension Meeting”) to vote on a number of proposals, including a proposal to approve an amendment to our amended and restated memorandum and articles of association to (i) extend the date by which we have to consummate a business combination from March 4, 2023 to December 4, 2023 (the “Combination Period”). The proposal was approved by our shareholders. In connection with the Extension Meeting, the holders of 26,298,498 Class A ordinary shares of the Company (the “Redeeming Shareholders”) properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of approximately $269,585,000. On October 27, 2023, we filed a preliminary proxy statement with the SEC for the purpose of conducting an extraordinary general meeting (the “Second Extension Meeting”) for shareholders to vote to further extend the date by which we have to consummate a business combination from December 4, 2023 to May 4, 2024 (the “Extended Combination Period”). In connection with the Second Extension Meeting, shareholders will have the right to redeem their Class A ordinary shares for cash equal to their pro rata share of the cash amount left in our Trust Account. Redemptions in connection with the Extension Meeting and the Second Extension Meeting could adversely impact our ability to consummate a business combination within the Combination Period or Extended Combination Period, as applicable.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $1,589,913, which consists of the operating and formation costs of $1,624,228 and change in fair value of warrant liabilities of $539,266, offset by interest earned on cash held in the Trust Account of $573,581.

For the three months ended September 30, 2022, we had a net loss of $1,665,771, which consists of the operating and formation costs of $2,620,236 and change in fair value of warrant liabilities of $442,264, offset by interest earned on investments held in the Trust Account of $1,396,729.

For the nine months ended September 30, 2023, we had a net income of $231,821, which consists of interest earned on cash held in the Trust Account of $3,868,445, offset by the operating and formation costs of $2,485,751 and change in fair value of warrant liabilities of $1,150,873.

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

For the nine months ended September 30, 2023, cash used in operating activities was $726,761. Net income of $231,821 was affected by change in fair value of warrant liabilities of $1,150,873 and interest earned on cash held in the Trust Account of $3,868,445. Changes in operating assets and liabilities provided $1,758,990 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $512,027. Net income of $3,933,559 was affected by change in fair value of warrant liabilities of $6,655,331 and interest earned on investments held in the Trust Account of $1,844,800. Changes in operating assets and liabilities provided $4,054,545 of cash for operating activities.

As of September 30, 2023, we had cash held in the Trust Account of $49,179,344. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. On March 3, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the Redeeming Shareholders properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $268,585,000. In connection with the extension, the trustee of the Trust Account placed the funds remaining in the Trust Account in an interest bearing cash bank account. The Trust Account does not hold any investments.

In connection with the Extension Meeting, as described in Note 1, due to a clerical error by the trustee of the Trust Account, the Redeeming Shareholders were overpaid approximately $0.03 per Class A ordinary share that was redeemed, for an aggregate total overpayment amount of $887,555 (the “Overpayment Amount”). As of September 30, 2023, the Company has collected $870,731 of the overpayment and $16,824 remains receivable. The Company is in process of collecting the remaining Overpayment Amount and currently expects to fully recover the total Overpayment Amount.

As of September 30, 2023, we had cash of $60,847. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to its review and approval procedures for the quarterly financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2022, which was filed with the SEC on March 30, 2023 (our “Annual Report”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report and other reports we file with, or furnish to, the SEC. There have been no material changes in our risk factors since such filings.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement and Plan of Reorganization, dated September 7, 2023, by and among DHC Acquisition Corp., BEN Merger Subsidiary Corp., Brand Engagement Network Inc. and, solely with respect to Section 7.21 and 9.03 thereto, DHC Sponsor, LLC, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-40130), filed September 8, 2023.

3.1	Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40130), filed March 5, 2021

3.2	Amendment to the Amended and Restated Memorandum and Articles of Association, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K File No. 0001-40130) filed on March 14, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DHC ACQUISITION CORP.

Date: November 14, 2023	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Christopher Gaertner
	Name:	Christopher Gaertner
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)