Form 10-K
period 2023-12-31
Brand Engagement Network Inc.
filed 2024-04-01
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

BRAND ENGAGEMENT NETWORK INC.
(Exact name of registrant as specified in its charter)

Delaware	001-40130	98-1574798
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

145 E. Snow King Ave - PO Box 104 Jackson, Wyoming	83001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(214) 452-2300
DHC Acquisition Corp
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	BNAI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	BNAIW	The Nasdaq Stock Market LLC
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
of the Exchange Act). Yes ☐ No  ☒
The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 202
3
, as reported on The Nasdaq Stock Market LLC, was approximately $47,697,082.
As of March 29, 2024, there were 33,296,995 shares of Common Stock, $0.0001 par value, issued and outstanding.

Auditor Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York
Documents Incorporated by Reference: Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2024, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

On March 14, 2024 (the “Closing Date”), Brand Engagement Network Inc., a Delaware corporation, f/k/a DHC Acquisition Corp (“BEN,” the “Company,” “we,” “us” or “our”), consummated the previously announced business combination pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023 (the “Business Combination Agreement”), by and among the Company, BEN Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”), Brand Engagement Network Inc., a Wyoming corporation (“Legacy BEN”) and DHC Sponsor, LLC, a Delaware limited liability company (“Sponsor”), following approval thereof at a special meeting of the Company’s stockholders held on March 5, 2024 (the “Special Meeting”) and the migration and domestication as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Companies Act (As Revised) of the Cayman Islands (the “Domestication”). In connection with the Domestication, the registrant changed its name from DHC Acquisition Corp to Brand Engagement Network Inc. on March 13, 2024.

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy BEN was effected through the merger of Merger Sub with and into Legacy BEN, with Legacy BEN as the surviving company in the business combination, and after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Unless the context requires otherwise, references to “DHC” are to the Company prior to the Business Combination.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “BNAI”, and warrants to purchase Common Stock at an exercise price of $11.50 per share are listed on Nasdaq under the symbol “BNAIW”. The audited financial statement included herein, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section relate to DHC prior to the consummation of the Business Combination and the name change, other than where expressly provided therein. The remaining sections of this Annual Report on Form 10-K, other than where expressly provided therein, relate to the post-Business Combination company. Prior to the Business Combination, DHC neither engaged in any operations nor generated any revenue. Until the Business Combination, based on DHC’s business activities, DHC was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The audited consolidated financial statements of Legacy BEN and its consolidated subsidiaries prior to the close of the Business Combination for the years ended December 31, 2023 and 2022, which is considered the Company’s accounting predecessor, are included in the Form 8-K that is anticipated to be filed with the SEC on or about the date hereof.

i

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	the failure to realize the anticipated benefits of the Business Combination;

•	our ability to maintain the list of our securities on Nasdaq;

•	the attraction and retention of qualified directors, officers, employees and key personnel;

•	our need for additional capital and whether additional financing will be available on favorable terms, or at all;

•	the lack of a market for our Common Stock and the volatility of the market price and trading price for our Common Stock and Public Warrants;

•	our limited operating history;

•	the length of our sales cycle and the time and expense associated with it;

•	our ability to grow our customer base;

•	our dependency upon third-party service providers for certain technologies;

•	competition from other companies offering artificial intelligence products that have greater resources, technology, relationships and/or expertise;

•	our ability to compete effectively in a highly competitive market;

•	our ability to protect and enhance our corporate reputation and brand;

•	our ability to hire, retain, train and motivate qualified personnel and senior management and our ability to deploy our personnel and resources to meet customer demand;

•	our ability to grow through acquisitions and successfully integrate any such acquisitions;

•	the impact from future regulatory, judicial, and legislative changes in our industry;

•	increases in costs, disruption of supply or shortage of materials, which could harm our business;

•	our ability to successfully maintain, protect, enforce and grow our intellectual property rights;

•	our future financial performance ,including the ability of future revenues to meet projected annual bookings;

•	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;

•	our ability to generate sufficient revenue from each of our revenue streams; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

PART I

ITEM 1. Business

Summary

General

We were originally incorporated in 2020 as a Cayman Islands corporation, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 4, 2021 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On March 13, 2024, we migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Companies Act (As Revised) of the Cayman Islands (the “Domestication”). On March 14, 2024, we consummated a business combination with Brand Engagement Network Inc., a Wyoming corporation, which merged into our subsidiary, BEN Merger Subsidiary Corp., a Delaware corporation (“Merger Sub” and such business combination, the “Business Combination”) and changed our name to Brand Engagement Network Inc. In light of the fact that the Business Combination has closed and our ongoing business will be the business formerly operated by Legacy BEN, this business section primarily includes information regarding Legacy BEN’s business.

We are an emerging provider of conversational AI assistants, with the purpose of transforming engagement and analytics for businesses through our security-focused, multimodal communication and human-like assistants. Our AI assistants are built on proprietary natural language processing, anomaly detection, multisensory awareness, sentiment and environmental analysis, as well as real-time individuation and personalization capabilities. We believe these powerful tools will empower businesses to elevate customer experiences, optimize cost management and supercharge operational efficiency. Our platform is designed to configure, train and operate AI assistants that engage with professionals and consumers through multiple channels, boosting customer experience and providing instant personalized assistance for consumers in the automotive and healthcare markets.

Legacy BEN was originally formed in 2018 with the intention of disrupting the traditional mailing system through a uniquely secure, personalized electronic communication network. Although we still seek the same core goal of giving consumers more control over their data, we have refocused our product development on communications between customers and businesses with the new vision of enabling more meaningful interactions and experiences and discontinued our previous operations, including our mobile advertising platform, which we do not intend to pursue as part of our product offerings at this time. In 2023, we consummated our acquisition of DM Lab Co., LTD., through which we acquired our first AI assistant prototype. Today we are piloting a scalable and configurable platform that creates, deploys and manages human-like AI assistants, where each assistant is tailored for a specific intended purpose and trained on approved data provided by our customers.

Our AI assistants aim to unify consumer personalization and business customization necessary to facilitate meaningful engagements. We intend for our offerings to be designed to broadly operate in cloud, localized and hybrid environments, with the goal of providing seamless integration. We believe businesses will be able to deploy our multimodal AI assistants within native apps, kiosks and software development kit (“SDK”) integrations.

As a pre-revenue business, revenue generated in 2023 and 2024 was minimal, and we generated minimal revenues in 2022, which were attributable to beta testing of discontinued products, including our mobile advertising platform. However, in November of 2023, we obtained our first customer in the healthcare industry through our entry-level community cloud AI assistant offering.

Our Technology

We offer a customizable human-like AI assistant that can enhance customer engagement while delivering a secure, consistent and effective message for vertically-focused end markets including automotive and healthcare. We aim to connect to clients’ real time data systems for access to customer specific files, accounts and records to provide meaningful personalized information to our clients’ customers from an approved data set, while maintaining compliance with applicable privacy and data protection laws and regulations. Additionally, we offer tools to help our clients’ customers manage their personal data and conversations.

Our conversational AI assistants seek to emulate a discussion between the customers of our clients and our AI assistants as a way of enhancing the user experience by creating a more meaningful interaction from which the customers of our clients can retain more information. Studies have shown that humans retain only 10% of what they read, 30% of what they see and 50% of what they see and hear. However, humans retain 70% of what they discuss. Our platforms are designed to quickly train and deploy the AI instances into customer defined environments on multiple device types and engagement modes on the Web (desktop, mobile and app), the phone (voice and text) and installed to meet consumers in the physical world through kiosks. By “meeting the consumers where they are” and allowing interactions to occur on their preferred devices, our applications can be more easily and broadly adopted by the market. In addition, by providing customers a human-like interface and a secure environment through multi-model communication, we believe we are able to deliver scaled solutions for industries impacted by labor and cost burdens and whom have a desire to increase engagement with their customers.

AI Assistants. We have assembled our technology components to create an integrated AI assistant that enables us to provide a seamless consumer-facing experience for our clients complete with our proprietary configurable safety and security features. Our AI assistants are customizable avatars that integrate themselves into our clients’ environment, training on their internal data to provide a broad array of customer service and education solutions for our clients’ interactions with their current and potential customers. Our AI assistants are designed to work with several existing large language models (“LLMs”), including Anthropic LLM and Llama 2 LLM to configure and personalize our AI assistants’ responses to consumer inquiries to create client-specific solutions. We believe in the benefits of small footprint LLMs that work in tandem with other data retrieval and data processing techniques that seek to ensure a safe environment as well as minimize the required computations needed to achieve a human-like experience. Our AI assistants can change their dialogue, conversation design, personality and appearances based on the specific needs of our customers and the consumer environments in which they operate. Our AI assistants can be offered to our clients’ customers through mobile apps, desktops or laptops, as well as through in-store lifesize kiosks and SDK integrations and are designed to be deployed in a fully ringfenced environment.

Differentiation Through Configurable Safety and Security. We believe the primary differentiation of our AI assistants is the ability to ensure unbiased training by eliminating “hallucinations”, filtering for inappropriate inputs and responses, managing customer identity resolution. Additionally, BEN expects to implement data anonymization techniques to safeguard against proprietary data leakage to 3rd party LLMs. Our platform has been designed with a “middle layer” that performs these configurable safety functions without inducing delay in the overall experience. If desired, the responses will only come from a select dataset that has been ingested while still providing a natural conversation to the user with appropriate natural language responses. In addition, all conversations or sessions can be transcribed and further analyzed to audit the system and the dialogues for continuous monitoring of the configurable safety and security protocols of our platforms.

Customization, Configuration, and Optimization. Our AI assistants can enable substantial variations in customer experiences. Automatic speech recognition (“ASR”), text-to-speech (“TTS”), avatar and natural language processing (“NLP”) can be tweaked for tone, cadence, personality, emotions and other auditory features. The voices used in our AI assistants can be matched with broad variations of avatars with customized ethnicity, skin tone, facial features, and other physical attributes. AI assistants can be dressed in broad variations of outfits appropriate for the application, such as a nurse’s scrubs, auto repair uniform, formal business attire, casual-friendly attire, and other profession-appropriate attire. NLP can be configured to provide various levels of responses appropriate for the audience, including comprehensive, detailed, and technical responses to assist a doctor or a nurse or concise responses using commonly spoken vocabulary to assist a consumer.

Deployment. Traditional AI systems could take years to deploy and train, however, we believe our AI assistants can be launched within a few days after engagement. Our modular architecture enables source data to be ingested for training and response generation in a few hours through a standardized data interface. Once a dataset has been ingested by the application, dialogue management can begin with several tactics and methods to reduce the learning period of the AI assistant. Our unique approach of using statistical methods combined with more intuitive methods can accelerate the training of our AI assistants significantly. The deployment of the AI assistant “meets our customers where they are” by having a combination of cloud-based, server-based and local-device-based functionality. Deployments of our AI assistants can be completely optimized to take advantage of the dataset, solution environment, device hardware and operating systems and existing IT infrastructure. Furthermore, our AI assistants are designed to be quickly deployed into customer defined environments on multiple device types and engagement modes on the web (desktop, mobile and app), the phone (voice and text) and installed to meet consumers in the physical world through kiosks.

Use Cases. We have recently debuted the following piloted use cases for our AI assistants:

Automotive Assistants will include:

•

Dealership Reporting: AI Assistants reduce the need for manual data searching and spreadsheet-based reporting by leveraging BEN’s proprietary AI technology to strengthen reporting practices and accuracy across the auto industry.

•

Web AI Assistant: Our AI Assistants are solution for transforming the online experience for dealership customers. Our AI Assistants aid digital marketing by meeting customers where they are in a meaningful way and enhancing the overall buying experience. By understanding customer needs and preferences, our AI Assistant works in tandem with the sales team to provide enhanced customer experiences online that carry through to the dealership.

•

Sales AI Assistant: Our AI Assistants may be showcased on a life-size kiosk, and offers uniformity and personalization to each customer through an intuitive interface. This integration ensures a smooth transition from online browsing to in-person dealership experience.

•

Service AI Assistant: Our AI Assistants are designed to enhance the way customers interact with automotive service departments by combining proprietary cutting-edge AI and an intuitive interface to deliver enhanced customer service experiences for consumers requiring vehicle maintenance, booking appointments and those who want to learn more about service options and service programs.

•	Technician AI Assistant: Our AI Assistants offer real-time guidance, know-how and information to automotive technicians, safeguarding OEM compliance and serving as a vital partner in the garage.

Healthcare Assistants will include:

•

AI assistants that offer educational assistance to pharmacy customers regarding newly prescribed or existing medications on relevant considerations, such as methods of administration, among other things.

•	AI assistants that serve healthcare professionals and designed to deliver insights reflective of the latest research and medical system-specific protocols for medical professionals.

In the future, we expect to increase the number of use cases for our AI assistants in the automotive and healthcare markets, as well in new markets to which we intend to expand, such as financial services.

The AI Industry

We operate within the generative AI industry — a swiftly evolving sector nestled the broader AI, machine learning, deep learning, and natural language processing landscape. Our AI assistants allow us to target a total addressable market that we believe exceeds $10 billion and is poised to grow to $30 billion by 2030, as substantiated by third-party industry reports and comprehensive studies related to our target sectors.

The proliferation of generative AI is being driven by the pursuit of cost reduction, value enhancement, differentiated customer engagements and operational efficiency benefits that we believe are not available to organizations through legacy solutions. There are a number of trends that are impacting the rate of adoption and facilitating changes to the ways organizations manage their technology infrastructure. These key trends include:

Growing Acceptance of AI. According to a study conducted by global management consulting firm McKinsey & Company (“McKinsey”), 47% of advanced industries have used AI capabilities in their operations, and on-third of all respondents said that their organizations are already regularly using generative AI in at least one function. Furthermore, 60% of organizations with reported AI adoption are using generative AI. Focusing on the conversational AI subset of generative AI, 94% of large companies anticipate integrating voice AI within the next two years. Additionally, demographic studies reveal that 65% of generative AI users are either “Millennials” or “Gen Z,” signifying the growing maturity of the market and an increasing acceptance of this technology as an effective tool to achieve objectives.

Multimodal World. Beyond text, the internet has become a vast repository of multimedia information in the form of images and videos. It is now second nature for us to freely capture and use images and videos as part of our queries, in addition to traditional text and voice interactions. McKinsey suggests that the current investment landscape in generative AI is heavily focused on text-based applications such as chatbots, virtual assistants, and language translation. It is projected that at least one-fifth of generative AI usage will derive from multimodal interfaces. A recent survey investigating customer engagement revealed that four out of five individuals preferred a multimodal experience over a text-based interaction.

Timely, Personalized Experiences. We believe consumer satisfaction in business interactions hinges on the timely fulfillment of consumer needs, the consistency of these interactions and a preference for highly-personalized experiences. This is becoming increasingly important to younger demographics, as industry reports suggest that two-thirds of millennials expect real-time customer service and three-quarters of all consumers expect a consistent cross-channel service experience. Additional demographic research by Accenture suggests that 91% of consumers are more likely to shop with brands that offer personalized experiences, yet, according to Gartner, 63% of digital marketing leaders struggle to offer these personalized experiences.

Data-Driven Transformations. We believe data is a critical driver of an organization’s digital transformation and critical in the industries in which we operate. It is at the forefront of reshaping how organizations operate, innovate, and deliver value in the digital age. The mass proliferation of data has placed increasing demands on data accuracy, reliability, and integrity. McKinsey reports that data-driven organizations are 23 times more likely to acquire customers, six times more likely to retain customers, and 19 times more likely to be profitable. In addition, BARC research shows that organizations using big data saw an eight percent increase in profit and a ten percent reduction in cost.

Integration of Emerging Technologies. Digital transformation efforts are increasingly focusing on the seamless integration of emerging technologies beyond generative AI. These include technologies like blockchain, cloud management and computing, and the internet of things (“IoT”). The strategic integration of these emerging technologies into existing infrastructure and processes is a critical aspect of future-proofing organizations and ensuring they stay at the forefront of technological advancements. As these emerging technologies gain broader acceptance and are further integrated into the world’s digital infrastructure, we expect the adoption of AI to be empowered and accelerated. Significant growth is projected in these technologies according to various industry studies: Statista forecasts that there will be over 29 billion IoT-connected devices globally by 2030, while Gartner estimates that by 2025, more than 95% of new digital workloads will be deployed on cloud-native platforms, a significant increase from the 30% observed in 2021. These statistics underscore the accelerating pace of technological adoption and the critical role of integration in driving successful digital transformations, which we believe will further the adoption of AI.

Ethical and Regulatory Change. The growing pervasiveness of AI technologies, including generative AI and data collection efforts, have spurred greater ethical and regulatory consideration over the potential privacy, bias and fairness implications inherent to the deployment of such technologies. Governments and regulatory bodies are introducing frameworks and guidelines to ensure responsible AI deployment and data privacy and protection. Addressing these ethical and compliance aspects is crucial for organizations to build trust with their customers, partners, and stakeholders, and to avoid or mitigate potential risks associated with noncompliance whether intentional or unintentional.

Our Core Strengths

Versatile Applications and Customizable Designs that are Industry-Agnostic. We believe our AI assistants will be deployable across multiple differing industry verticals, regardless of whether a business leverages public or private cloud services, localized or hybrid environments. Whether in the automotive, healthcare or other industries or other developing markets, our AI assistants have been designed to deploy and integrate with our customers’ businesses regardless of industry or internal infrastructure. We believe our broad scope of application allows us to be nimble and respond to developing trends with our end-users and other potential customers, without having substantial delays and costs when entering emerging markets.

Customizable solutions delivering personalized experiences. We believe every engagement with a customer is unique and personalized. Although our AI assistants are designed to allow for consistent and brand-cohesive communication, our short-term and long-term memory design and proprietary secured-identity protocol can enable individualized experiences based on an understanding of the individual that changes with time. Our secure, private, prompt design can contextualize our human-like response generation with client-approved and validated data sets. In this way, each human-like AI assistant is designed to be unique to and aligned with the brand of our clients.

Adaptive analytics and machine learning driving speed to deployment. We believe the ability of our AI assistants to be trained to the data of our clients in short periods of time in an automated fashion will be a significant driver of our ability to deploy our platform quickly and efficiently. We believe BEN is capable of navigating substantial data demands through our pre-processing, remote streaming and sequential linking foundations. Fueled by cutting-edge analytics and machine learning, we believe our AI assistants are capable of processing vast volumes of data within the business environment of our customers. Leveraging our advanced analytics capabilities, we designed our AI assistants to provide actionable insights to businesses in real-time.

Experienced and passionate management team with a deep understanding of AI. Our seasoned management team has a proven track record of spearheading innovation in hardware, software and business processes across various sectors. We believe that our collective passion for AI, combined with our diverse expertise, positions us to succeed in an industry that is driving what we believe is a monumental generational shift in the delivery of new AI products.

Our Growth Strategies

New Customer Acquisition Leveraging Direct and Channel Sales Strategy. We aim to broaden our customer base by leveraging both our direct sales force and channel partners. Long-term definitive agreements with industry leaders like AFG Companies, Inc. (“AFG”) not only extend our reach but also streamline access to new customers through deep relationships with original equipment manufacturers and automotive dealers. We plan to seek additional partnerships with channel sales providers across our current verticals to organically grow revenues and expand familiarity with our products and brand.

“Land & Expand”. We see significant growth potential and margin expansion opportunities in the automotive, healthcare, and financial services sectors in the medium- to long-term. Our strategic approach involves initially establishing customer relationships through our AI assistants and, over time, expand these relationships to introduce additional offerings that meet our customers’ evolving needs.

Product and Verticals Expansion. We are developing a strong pipeline of innovative future developments that we believe will not only augment our AI assistants but also enrich business applications, products, and platforms that adopt our embedded solutions. We believe maintaining a strong pipeline will facilitate new offerings that we can deliver to our business customers. As we penetrate our current vertical markets and diversify our product portfolio, we also intend to explore adjacent verticals to drive revenue expansion.

Additional Collaborations With Leading Universities. Collaborations with universities such as our research agreement with Korea University expand upon our efforts to improve our existing technologies, produce new offerings, and we believe such efforts will accelerate our entry into new customer verticals by partnering with leading AI development and research professionals across the globe. These collaborations catalyze the advancement of our technology and provide invaluable access to high caliber talent, varied perspective, and the exploration of uncharted technological territory in a manner that we believe differentiates us from our competition.

Current Target Verticals

Below are summaries of key end-markets that we believe illustrate both immediate and long-term potential for our product offerings:

Healthcare

We believe our platform can offer a solution for human-error and burnout across healthcare offerings by taking on a customer-facing role that removes the burden of certain administrative tasks from physicians and other healthcare professionals. The healthcare vertical is comprised of more than 145,000 organizations. Segments within this domain include outpatient care facilities (48,000+), urgent care facilities (11,000+), physician group locations (18,000+), hospitals (6,000+) and dentist offices (65,000+). Organizations within healthcare segments and business functions within those organizations typically operate in silos, which leads to disparate systems that undermines data interoperability. Patient forms, visitation notes and employee shift notes are examples of administrative duties undertaken by healthcare staff that are demanding and often manual in nature. Manual inputs are prone to human error, which compounds across fragmented and exhausted systems. According to Deloitte, 25% of all U.S. health care expenditure is wasted on administrative complexity, pricing failures and poor care delivery. Burnout and global deficits in skilled medical labor represent significant risks to care facilities and medical centers. Deloitte reported that 42% of physicians experienced burnout and the deficit of global skilled professionals will grow to 12.1 million by 2035. We intend to target key customers in the healthcare industry and sub-industries, such as hospitals/care providers, health insurance companies, pharmaceutical manufacturers/retailers, clinician assistance and education, medication adherence, health and wellness and certain third-party administrators who support those organizations with various products and services.

Automotive

Although there is less fragmentation in the new car dealership and insurance provider segments, these segments are also subject to changing consumer preferences towards digitally enabled touchpoints and industry-wide rising cost pressures, which we believe offers a natural entry point for our platform. As of the date of this proxy statement/prospectus, there are more than 450,000 organizations operating in the automotive industry globally. This figure encompasses 280,000+ service centers, 151,000+ used car dealerships, 18,000+ new car dealerships and 500+ insurance providers. The used car dealership and service center segments are fragmented. This fragmentation has propagated data disparity across segment participants and led to slow adoption of emerging technologies and analytics capabilities. In turn, this has facilitated a gap between the changing preferences towards digitization, and legacy offerings. This was evidenced in a study by McKinsey, which revealed that 95% of used-car searches were instigated online. In a separate study, McKinsey noted that more than 80% of respondents use online sources during the purchase-consideration period of new vehicle sales.

Financial Services

We believe BEN can fill much of the onboarding deficiencies faced by providers across the financial services sector by delivering a friendly, trustworthy and neutral interface that can provide comfort to customers facing delicate financial decisions. Over 227,000 organizations operate in the financial services industry. Although not exhaustive of segments operating in this vertical, this figure consists of 12,000+ FDIC and Non-FDIC insured banks, 195,000+ credit intermediaries, 16000+ asset & wealth management and 4,500+ insurance providers. Trust is a central tenant of financial services organizations in which reliability and security are essential to the delivery of value to clients. This is backed by extensive regulation, which establishes risk on industry participants to ensure compliance. The scope and complexity of traded products is exerting pressure on the reconciliation processes undertaken by asset and wealth management organizations. These processes often depend on manually integrated information from disparate sources. Insurance providers may struggle to scale efforts to digitize customer onboarding, policy binding and claims assessment. In a study by Deloitte, 54% of insurance companies investigated had not completed an upgrade to their legacy policy administration systems.

Illustrative Offering Tiers

We plan to offer our products in three tiers, varying based on the level of integration, number of customers services, concurrency of customer engagement and customization of the solutions we provided, as well as the needs of our end users. Below is an illustration of potential offering tiers:

Note: Custom system design and level of data complexity and security are subject to additional charges and fees. ARR is estimated based on utility and concurrency, overage fees apply. ARR is calculated by multiplying the estimated monthly recurring revenue figure by 12.

Additional Planned Expansions and Partnership with Korea University

As a part of the approximately $30 billion of demand in our TAM that is expected by industry observers by 2028, we believe there will be substantial opportunities to expand our differentiated offerings further into retail, hospitality, enterprise, contact centers and the internet of things. We expect that our partnership with Korea University will result in the building blocks for additional offerings tailored to these additional verticals. Currently, we are party to a research agreement with Korea University that includes a team of seven doctoral candidates and five master’s students working on advanced AI models, as well as a multi-year collaboration agreement to further the development of our product offerings. We intend to continue expanding our partnership with Korea University, and we are considering expanding this type of partnerships with other universities and U.S. institutions to remain competitive with talent acquisition and product research and development.

Sales and Customers

We employ a direct sales force and also utilize channel partners to organically grow our customer base. In September 2023, we executed a Reseller Agreement with AFG pursuant to which AFG was granted an exclusive license to sell our products to original equipment manufacturers and dealerships in the automotive industry. We intend to utilize additional channel partners and grow our sales team to further expand our customer base and drive revenues. We believe our customer base will largely consist of original equipment manufacturers, car dealerships, hospitals and outpatient clinics and medical professionals, as well as insurance companies and third-party administrators that support those organizations. We intend to target partners whose offerings (both product and services) could be significantly enhanced or differentiated by our technology.

We have three primary go-to-market strategies: (1) partner with industry-specific solution providers to target desirable industries, (2) capture key large customers organically and through partners within industry verticals and sub-industries to leverage their brand and market positions and (3) scale our business by embedding our AI platforms with solution providers and consulting companies such that their solution offerings will include all or portions of our technology to create a differentiation.

To compete with other companies that may be larger and may have more resources, our strategy is to leverage our technological lead, which is the result of our targeted and intentional approach to meeting the needs of our key customers and partners, as well as harness operational nimbleness that enables us to react quickly to sudden shifts in industry trends. We aim to leverage our partners sales teams and their existing business relationships to scale our business. Once we have established our presence with key customers and partners, our goal is to embed our platform and technology into their existing offerings such that our partners’ offerings can create a market differentiation to provide more value to their customers, generate additional revenue opportunities, pay royalties or platform fees for using our AI platforms and ultimately to provide a better customer experience.

Competitive Landscape

Our main sources of competition fall into several categories:

•	Companies with AI capabilities focused on solutions in the conversational interface, language understanding and processing;

•	Organizations offering products within our current target verticals; and

•	Legacy providers, including large technology companies with existing and fast-growing AI offerings.

The AI value stack is comprised of multiple layers including services, software & applications, models & machine learning operations, infrastructure and platforms and silicon. AI and data-driven tech platforms enabling task management and/or help desk applications are most instructive. However, infrastructure & hardware players that enable AI technologies as well as large tech names that are infusing AI to enhance their broader platform value propositions are also relevant. Private market comparables may also be instructive, although performance metrics are generally limited. The scope of the AI market is defined by an ecosystem that addresses both horizontal and vertical solutions as well as Enterprises and consumer products.

The principal competitive factors in the markets in which we operate include:

•	Accuracy and precision of NLP and natural language understanding;

•	Degree of available and seamless multimodality;

•	Flexible deployment model and cross-platform support;

•	Ease and speed of adoption and use;

•	Customization and flexibility to customer needs;

•	Individualized personalization and contextualization;

•	Data security, privacy, and regulatory compliance;

•	Extensibility of product innovation, research, and pipeline;

•	Depth of vertical expertise and specialization;

•	Scope of channel and distribution partner network;

•	Pricing, cost structures, and returns on investment;

•	Strength of sales and marketing efforts;

•	Financial and other resources and name recognition;

•	Existing customer relationships;

•	Brand salience, reputation, and level of adoption; and

•	Track records of success in complex environments.

Intellectual Property

We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties and other contractual measures, to protect our intellectual property rights.

As of December 31, 2023, we had twenty-one issued patents, including ten U.S. issued patents and 11 issued abroad. Our U.S. issued patents expire between September 9, 2028, and April 18, 2031. As of December 31, 2023, we had 19 pending patent applications, including two U.S. nonprovisional patent applications, 13 U.S. provisional patent applications, one Patent Cooperation Treaty patent application, and three patent applications abroad. The pending U.S. patent applications, if issued, would expire between 2041 and 2043. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We also generally apply a policy requiring our employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. There are a number of risks associated with our patent rights and other intellectual property rights, including whether such rights are valid, enforceable or sufficient to protect our business, products or services. See the section titled “Risk Factors—Risks Related to Intellectual Property, Information Technology, Data Privacy and Security” for a more comprehensive description of risks related to our intellectual property.

Regulation

The regulation of artificial intelligence in our target verticals and its broader application is a rapidly evolving topic amongst lawmakers and policymaking organizations. While comprehensive regulation around the existence, parameters, application and use cases for artificial intelligence remain in its early stages, we expect that the regulatory environment governing our platforms and activities will rapidly develop in the future and that a substantial amount of public and private scrutiny will be placed on artificial intelligence as a whole. Additionally, jurisdictions in which we operate and may operate in the future will likely have substantially differing regulatory regimes with which we may be required to comply. While we are unable to predict the exact impact of any new regulations on our business and results of operations, we believe it is highly likely that sweeping regulations will result in additional compliance and development costs, as well as the attention of government agencies and private organizations, which may have an adverse effect on our business and financial condition.

While regulatory regimes governing artificial intelligence broadly remain undeveloped, there are a number of existing regulations in some of our target verticals with which we may need to comply. For example, there are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information (“PII”), including health information. In particular, the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and its respective implementing regulations, establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”), and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Violations of HIPAA may result in civil and criminal penalties. We will be subject to HIPAA to the extent we store customer data on our system as opposed to a third-party cloud system or with our customers.

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of PII and PHI in both healthcare and financial services. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and certain other laws, we must report breaches of unsecured PHI to our partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

In the event our platforms and applications constitute medical products, our operations may in part become regulated by the FDA and other federal and state agencies. The FDA broadly regulates the development, testing, manufacturing, labeling, packaging, storage, installation, servicing, advertising, promotion, marketing, distribution, import, export and market surveillance of our medical devices and has significant enforcement and policymaking power.

Other federal and state laws may also apply to us, including additional regulations regarding IT security, PII, deceptive trade practices in New York and California, among others. Additionally, we may be subject to the General Data Protection Regulation of the European Union and European Economic Area.

Facilities

We do not maintain any material properties.

Employees

As of December 31, 2023, we had 26 full-time employees and 12 independent contractors.

Available Information

Our internet address is https://beninc.ai/. We will file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports), proxy and information statements and other information filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act with the SEC. The SEC maintains a website that contains reports, proxy and information statement, and other information regarding issuers that file electronically, which may be accessed through the SEC at http://www.sec.gov. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at https://beninc.ai/ as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

•	We have a limited operating history, which makes it difficult to evaluate its prospects and future results of operations.

•	We have a history of losses and may not be able to achieve profitability on a consistent basis or at all.

•	We expect to be dependent on a limited number of customers and end markets.

•	Our addressable market opportunity for its current and future products may be much smaller than it estimates.

•	We may need additional capital, and it cannot be certain that additional financing will be available on favorable terms, or at all.

•	Our sales cycles can be long and unpredictable, particularly with respect to large subscriptions, and its sales efforts require considerable time and expense.

•	Our business depends on customers purchasing additional subscriptions and products from us and renewing their subscriptions.

•	Our revenue growth depends in part on the success of its strategic relationships with third parties, including channel partners.

•	We face intense and growing competition for its products and services, and it may lack sufficient financial or other resources to maintain or improve its competitive positions.

•	We may not be able to effectively develop and expand our sales, marketing and customer support capabilities.

•	We may generate a significant portion of our revenues primarily from a few major customers.

•	If we are not able to grow, maintain and enhance our brand and reputation, our relationships with our customers, partners, investors and employees may be harmed.

•	Changes in our subscription or pricing models could adversely affect our operating results.

•	We may offer discounts on its pricing models to drive awareness of our products and encourage usage and adoption.

•	The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

•

The loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.

•

We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

•

Information technology spending, sales cycles, and other factors affecting the demand for our offerings and results of our operations may be negatively impacted by current macroeconomic conditions, including declining rates of economic growth, supply chain disruptions, inflationary pressures and increased interest rates.

•	Our operations could be affected by the rapidly evolving, complex laws, rules and regulations to which our business will become subject.

•	AI is a nascent and rapidly changing technology. The slowing or stopping of the development or acceptance of AI technologies may adversely affect our business.

•	We face growing competition for its products and services, and may lack sufficient financial or other resources to maintain or improve our competitive positions.

•	We rely upon third-party providers of cloud-based infrastructure to host our products.

•	Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.

•

Failure to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with members and suppliers and retain our management and key employees

•	The market price of our Common Stock is likely to be highly volatile, and you may lose some or all of your investment.

•	There can be no guarantees as to whether an active, liquid and orderly trading market will develop for our Common Stock and, as a result, it may be difficult to sell our Common Stock.

RISK FACTORS

Risks Related to our Business and Industry

We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.

As a result of our limited operating history and evolving business, our ability to forecast our future results of operations is limited and subject to several uncertainties, including our ability to plan for and model future growth. Any historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business could be adversely affected.

We have a history of losses and may not be able to achieve profitability on a consistent basis or at all.

We have incurred losses in each year since our incorporation. We incurred a net loss of approximately $0.7 million and $11.7 million in the years ended December 31, 2022 and 2023, respectively. As a result, we had an accumulated deficit of $13.3 million as of December 31, 2023 We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer and the price of our Common Stock to decline.

We expect to be dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on our financial condition and operating results.

We have a limited number of customers in our initial pilot programs, and we expect to depend upon a small number of customers in the immediate future for a substantial portion of future revenues. Accordingly, a decline in revenue from, or the loss of, any significant customer could have a material adverse effect on our financial condition and operating results. We cannot assure that (i) subscriptions that may be completed, delayed, cancelled or reduced will be replaced with new business, (ii) the pilot customers will ultimately utilize our products and services, or (iii) the pilot customers will enter into additional contracts with us on acceptable terms or at all.

The total addressable market opportunity for our current and future products may be much smaller than we estimate.

Our estimates of the total addressable market for conversational AI are based on internal and third-party estimates as well as a number of significant assumptions. Market opportunity estimates and growth forecasts included in this report are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including market research and our own internal estimates, may prove to be incorrect. If any of our estimates prove to be inaccurate, the market opportunity for platform and products could be significantly less than we estimate. If this turns out to be the case, our potential for growth may be limited and our business and future prospects may be materially adversely affected.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through equity and convertible note issuances. We believe that our existing cash and cash equivalents will be insufficient to meet our anticipated cash requirements for at least the next 12 months, and as a result, we will require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell our Common Stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences, and privileges senior to those of holders of our Common Stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, development efforts and to respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be adversely affected.

Our results of operations and key financial and operational metrics are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.

Our quarterly results of operations, including cash flows, are likely to fluctuate significantly in the future. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results, financial position, and operations are likely to fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our Common Stock.

The timing of our sales cycles is unpredictable and is impacted by factors such as budgeting and appropriation cycles, varying commercial fiscal years and changing economic conditions. This can impact our ability to plan and manage margins and cash flows. Our sales cycles may be long, and it may be difficult to predict exactly when, or if, we will make a sale with a potential customer or how quickly we can move them from the “land” phase into the “expand” phase. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our subscription agreements. The timing of customer billing and payment may vary from contract to contract, including any subscription prepayments. A delay in the timing of receipt of any revenues owed to us or a default in payments on large contracts may negatively impact our liquidity for the period and in the future.

Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:

•	the success of our sales and marketing efforts;
•	our ability to increase our margins;

•	the timing of expenses and revenue recognition;

•	the timing and amount of payments received from our customers;

•	termination of one or more large contracts by customers or channel providers;

•	the time- and cost-intensive nature of our sales efforts and the length and variability of sales cycles;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business and operations;

•	the timing and effectiveness of new sales and marketing initiatives;

•	changes in our pricing policies or those of our competitors;

•	the timing and success of new products, features, and functionality introduced by us or our competitors;

•	cyberattacks and other actual or perceived data or security breaches;

•

our ability to hire and retain employees, in particular, those responsible for the development, operations and maintenance, and selling or marketing of our software; and our ability to develop and retain talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time and provide sales leadership in areas in which we are expanding our sales and marketing efforts;

•	changes in the competitive dynamics of our industry;

•	the cost of and potential outcomes of future claims or litigation, which could have a material adverse effect on our business;

•	indemnification payments to our customers or other third parties;

•	ability to scale our business with increasing demands;

•	the timing of expenses related to any future acquisitions; and

•

general economic, regulatory, and market conditions, including the impact of public health crises such as the COVID-19 pandemic and international affairs such as the conflict between Russia and Ukraine and in the Middle East which may cause financial market volatility.

We have identified material weaknesses and significant deficiencies in our internal control over financial reporting. If our remediation of the material weaknesses and significant deficiencies are not effective, or if we experience additional material weaknesses or significant deficiencies in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Prior to the Business Combination, Legacy BEN was a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. To date, we have never conducted a review of our internal control for the purpose of providing the reports required by the Sarbanes-Oxley Act. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports.

In connection with the preparation of Legacy BEN’s 2022 and 2023 consolidated financial statements, we and our independent auditors identified material weaknesses and significant deficiencies in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

These material weaknesses related to the following:

1.

The Company has not invested the resources to properly document its risks affecting the financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system.

2.

The Company, has not yet invested the necessary resources into the accounting and reporting functions in order to properly account for and prepare its US GAAP compliant financial statements on a timely basis.

3.

The Company has failed to properly account for its merger with Datum Point Labs (“DPL”), specifically to obtain a historical value of the patent portfolio acquired by DPL in May 2019, since the merger was between entities under common control.

4.	The Company has failed to timely obtain valuation reports for its underlying common shares or to value its equity grants in accordance with US GAAP.

5.	The Company has failed to properly account for the extinguishment of certain liabilities through the issuance of common shares or through the exercise of warrants.

6.	The Company has failed to properly classify the acquired developed technology from DM Lab as an in-process research and development asset.

Our auditor also noted the following deficiencies that we believe to be significant deficiencies. A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.

1.	The Company has failed to impute interest on non-interest bearing related party advances.

2.	The Company incorrectly recorded certain selling, general and administrative expenses.

3.	The Company has incorrectly included certain 2023 liabilities in accounts payable at December 31, 2022.

During 2023, the Company commenced remediation efforts to address the identified material weaknesses which including hiring a Chief Financial Officer and adding additional review procedures by qualified personnel over complex accounting matters which include engaging third-party professionals with whom to consult regarding complex accounting applications.

However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses and significant deficiencies described above. As of the date of this proxy statement/prospectus the material weaknesses and significant deficiencies have not been remediated.

We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Although we are in the process of implementing internal controls, we are in the early stages of such implementation. We cannot assure you that the measures we have taken to date will be sufficient to remediate any weaknesses in our internal controls that we may identify or prevent the identification of significant deficiencies or material weaknesses in the future. If the steps we take do not create effective internal controls in a timely manner, there could be a reasonable possibility that our internal controls will be ineffective and could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. If we are required to restate our consolidated financial statements in the future, we may be the subject of negative publicity focusing on financial statement inaccuracies and resulting restatement. In addition, our financial results as restated may reflect results that are less favorable than originally reported. In the past, certain publicly traded companies that have restated their consolidated financial statements have been subject to shareholder actions. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline. Further, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate consolidated financial statements may have a material adverse effect on our stock price.

Our sales cycles may be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the software, including, among others, such customer’s projections of business growth, uncertainty about economic conditions (including as a result of public health crises such as the COVID-19 pandemic and international affairs such as the conflict between Russia and Ukraine and in the Middle East), capital budgets, anticipated cost savings from the implementation of our software, potential preference for such customer’s internally developed software solutions, perceptions about our business and software, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our software and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

As part of our sales efforts, we will invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our products and services. In the “land” phase of our business model, we may deploy prototype capabilities to potential customers at minimal cost initially to them for evaluation purposes, and there is no guarantee that we will be able to convert these engagements into long-term sales arrangements. In addition, we currently have a limited direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration to sale of our products and services, tends to be long and varies substantially from customer to customer. Because decisions to purchase our software involve significant financial commitments, potential customers generally evaluate our software at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.

Our business depends on customers purchasing additional subscriptions and products from us and renewing their subscriptions. If customers do not renew or expand their subscriptions with us, our revenue may decline and our business, financial condition and results of operations may be harmed.

Our future success depends in part on our ability to sell additional subscriptions and products to customers who sign initial agreements with us, and those customers renewing their subscriptions when the contract term expires. We expect the terms of our subscription agreements will primarily be one to three years. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Our retention rate of customers may decline or fluctuate as a result of a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers’ spending on AI, customer service and IT solutions or their spending levels generally. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. These factors may also be exacerbated by unfavorable conditions in the economy. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.

Our revenue growth depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.

We rely, in part, on channel providers as a way to grow our business and customer bases. We anticipate that we will continue to establish and maintain relationships with third parties, such as channel partners, resellers, OEMs, system integrators, independent software and hardware vendors, and platform and cloud service providers. For example, in August 2023, we entered into a Reseller Agreement with AFG whereby AFG operates as the exclusive channel partner and reseller of certain of our projects in the motor vehicle marketing and manufacturing industry for a term of five years.

We plan to continue to establish and maintain similar strategic relationships in certain industry verticals and otherwise, and we expect our channel partners to become an increasingly important aspect of our business. However, these strategic relationships could limit our ability in the future to compete in certain industry verticals and, depending on the success of our third-party partners and the industries that those partners operate in generally, may negatively impact our business because of the nature of strategic alliances, exclusivity provisions, or otherwise. We work closely with select vendors to design solutions to specifically address the needs of certain industry verticals or use cases within those verticals. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

Moreover, we cannot guarantee that the partners with whom we have, or with whom we will form, strategic relationships will devote the resources necessary to expand our reach and increase our distribution. In addition, customer satisfaction with services and other support from our strategic partners may be less than anticipated, negatively impacting anticipated revenue growth and results of operations. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Moreover, we will rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreement with AFG limits the terms and conditions pursuant to which they are authorized to resell or distribute our products. If we are unsuccessful in establishing or maintaining our relationships with third parties, or if our strategic partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in increased customer usage of our products or increased revenue to us.

Our ability to sell our software and services to customers is dependent on the quality of our offerings, and our failure to maintain the quality of our offerings could have a material adverse effect on our sales and results of operations.

Our customers will require our support to resolve any issues relating to our products. Our ability to provide effective services will depend on our ability to attract, train, and retain qualified personnel with experience in supporting customers on software such as ours. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for our products. Additionally, due to the rapidly-evolving nature of our products and industry, it may be difficult to hire qualified personnel with relevant experience. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. If we are unable to provide efficient deployment and support services at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel, which could negatively impact our business, financial condition, and results of operations.

Downturns or upturns in our sales may not be immediately reflected in our financial position and results of operations.

Because we largely will recognize the majority of our revenue ratably over the term of the Subscription Agreement, dated September 7, 2023, by and among us, AFG and certain of AFG’s affiliates (the “Subscription Agreement”) and (unless otherwise prepaid), any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in revenue for that period but could negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of the Subscription Agreement. In addition, fluctuations in monthly subscriptions based on usage could affect our revenue on a period-over-period basis. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Common Stock would decline substantially.

We face intense and growing competition for our products and services, and we may lack sufficient financial or other resources to maintain or improve our competitive positions.

The market for our products is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent new platform and application introductions and improvements. We anticipate continued competitive challenges from current competitors who address different aspects of our offerings, and in many cases, many of these competitors are more established and enjoy greater resources than we do. We also expect competitive challenges from new entrants into the industry or existing large companies seeking to grow their current offerings. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate and revenue that could adversely affect our business and results of operations.

Our main sources of current and potential competition fall into several categories:

•	AI companies focused on solutions in the conversational interface, language understanding and processing;

•	organizations offering products within our current target verticals; and

•	legacy providers, including large technology providers seeking to add or scale AI capabilities.

We caution that many of our competitors may possess advantages such as higher brand visibility, lengthier operational track records, more developed and broader customer bases, larger sales and marketing budgets and teams, superior technological capabilities, a broader network of channel and distribution partners, broader geographical reach, concentrated expertise in specific vertical markets, reduced labor and research and development expenditures, more substantial and mature intellectual property portfolios, as well as significantly greater financial, technical, and overall resources for offering support, pursuing acquisitions, and innovating new products.

Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of platform or application performance or features. As a result, even if the features of our products are superior, potential customers may not purchase our offerings. These larger competitors often have broader product lines and market focus or greater resources and may therefore not be as susceptible to economic downturns or other significant reductions in capital spending by customers. If we are unable to sufficiently differentiate our solutions from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance or value, we may see a decrease in demand for our offerings, which could adversely affect our business, operating results, and financial condition.

Moreover, new innovative start-up companies, and larger companies that are making significant investments in research and development, may introduce products that have greater performance or functionality, are easier to implement or use, or incorporate technological advances that we have not yet developed or implemented, or may invent similar or superior technologies that compete with ours. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these platforms and applications to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we can. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and gross margins, and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size software firms and consequently customers’ willingness to purchase from such firms.

We may not compete successfully against our current or potential competitors. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected. In addition, companies competing with us may have an entirely different pricing or distribution model. Increased competition could result in fewer customer orders, price reductions, reduced operating margins, and loss of market share. Further, we may be required to make substantial additional investments in research, development, marketing, and sales in order to respond to such competitive threats, and we cannot assure you that we will be able to compete successfully in the future.

We may not be able to effectively develop and expand our sales, marketing and customer support capabilities.

We plan to dedicate significant resources to sales and marketing initiatives, which require us to invest significant financial and other resources, including in markets in which we have limited or no experience. Our business and results of operations will be harmed if our sales and marketing efforts do not generate significant revenue increases or increases that are smaller than anticipated.

We may not achieve revenue growth from expanding our sales force if we are unable to hire, train, and retain talented and effective sales personnel. We will depend on our sales force to obtain new customers and to drive additional sales to existing customers. We believe that there is significant competition for sales personnel, including sales representatives, sales managers, and sales engineers, with the requisite skills and technical knowledge. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient sales personnel to support our growth, and as we introduce new products, solutions, and marketing strategies, we may need to re-train existing sales personnel. For example, in the future, we may need to provide additional training and development to our sales personnel in relation to understanding and selling our products and expanding customer usage of our offerings over time. New hires also require extensive training which may take significant time before they achieve full productivity. New hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel to achieve desired productivity levels in a reasonable period of time or if such sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our growth and results of operations could be negatively impacted, and our business could be harmed.

We may generate a significant portion of our revenues primarily from a few major customers, and loss of business from such customers could reduce our revenues and significantly harm our business.

It is likely that we will, at least initially, generate a significant portion of our revenues primarily from a few major customers, and loss of business from any such customers could reduce our revenues and significantly harm our business. One or a few customers may represent a substantial portion of our total revenues in any one year or over a period of several years.

Our ability to maintain close relationships with major customers will be essential to the growth and profitability of our business. However, the volume of work performed for a specific customer is likely to vary from year to year, in particular since we expect we will not have exclusive or long-term arrangements with our customers. A major customer in one year may not provide the same level of revenues for us in any subsequent year. The services we provide to our customers, and the revenues and income from those services, may decline or vary as the type and quantity of services we provide changes over time. In addition, our reliance on any individual customer for a significant portion of our revenues may give that customer a certain degree of pricing leverage against us when negotiating contracts and terms of service and require us to accept prices with annual price reductions for longer term commitments. In addition, a number of factors other than our performance could cause the loss of or reduction in business or revenues from a customer, and these factors are not predictable. These factors may include organization restructuring, pricing pressure, changes to our technology strategy, switching to another services provider or returning work in-house. The loss of any future major customers could adversely affect our financial condition and results of operations.

If we are not able to grow, maintain and enhance our brand and reputation, our relationships with our customers, partners, investors and employees may be harmed, and our business and results of operations may be adversely affected.

We believe growing, maintaining, and enhancing our brand identity and reputation in the conversational AI, data management and analytics market is important to our relationships with, and to our ability to attract and retain customers, partners, investors, and employees. The successful promotion of our brand depends upon our ability to continue to offer high-quality platforms and develop and maintain strong relationships with our customers, the community and others, while successfully differentiating our offerings from those of our competitors. Problems with the reliability or security of our products and services could damage our reputation. We anticipate that as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we do not successfully grow, maintain and enhance our brand identity and reputation, we may fail to attract and retain employees, customers, investors or partners, grow our business or sustain pricing power, all of which could adversely impact our business, financial condition, results of operations and growth prospects.

We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.

As usage of our platform capabilities grow, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates or, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Further, any failure in optimizing our spend on third-party cloud services as we scale could negatively impact our gross margins. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.

If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, operating results and financial position could be adversely affected.

We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences including reduced investment in development of new products, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, operating results and financial position.

Changes in our subscription or pricing models could adversely affect our operating results.

As the markets for our subscriptions grow, as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. Regardless of pricing model used, large customers may demand higher price discounts than in the past. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

We have limited experience with respect to determining the optimal prices for subscriptions for our products. Our competitors may introduce new products that compete with ours or reduce their prices, or we may be unable to attract new customers or retain existing customers based on our historical subscription and pricing models. Given our limited operating history and limited experience with our historical subscription and pricing models, we may not be able to accurately predict customer renewal or retention rates. As a result, we may be required or choose to reduce our prices or change our pricing model, which could harm our business, results of operations, and financial condition.

We may offer discounts on our pricing models to drive awareness of our products and encourage usage and adoption. If these marketing strategies fail to lead to customers entering into long-term contracts with company-favorable pricing terms, our ability to grow our revenue will be adversely affected.

To encourage awareness, usage, familiarity and adoption of our platform and products, we may offer discounts on our pricing models. These strategies may not be successful entering into long-term contracts with company-favorable pricing terms. To the extent that users do not become, or we are unable to successfully attract paying customers, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue will be adversely affected.

The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

The benefits to customers and projected return on investment of our products have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of the products upon which our business prospects depend, and these products may not provide the expected benefits to customers. Our products may not perform consistent with customers’ expectations or consistent with other products which may be or may become available. Any failure of our products to perform as expected could harm our reputation and result in adverse publicity, lost revenue, subscription cancellation, harm to our brand, delivery delays, and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

The loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of the key members of our management team and other personnel. The loss of any of these individuals, could disrupt our operations and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. High demand exists for senior management and other key personnel (including technical, engineering, product, finance and sales personnel) in the AI industry. A possible shortage of qualified individuals in the regions where we operate might require us to pay increased compensation to attract and retain key employees, thereby increasing our costs. In addition, we face intense competition for qualified individuals from numerous companies, many of whom have substantially greater financial and other resources and name recognition than us. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial and other requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

As part of our business strategy, we expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets. We also may enter into relationships with other businesses to expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:

•

an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•	costs and potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;

•

we may encounter difficulties or unforeseen expenditures assimilating or integrating the businesses, technologies, infrastructure, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us or if we are unable to retain key personnel, if their technology is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise;

•	we may not realize the expected benefits of the acquisition;

•	an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;

•

an acquisition may result in a delay or reduction of customer subscriptions for our offerings for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•

the potential impact on relationships with existing customers, vendors, and channel providers as business partners as a result of acquiring another company or business that competes with or otherwise is incompatible with those existing relationships;

•

the potential that our due diligence of the acquired company or business does not identify significant problems or liabilities, or that we underestimate the costs and effects of identified liabilities;

•

exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from former employees, customers, or other third parties, which may differ from or be more significant than the risks our business faces;

•	potential goodwill impairment charges related to acquisitions;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired offerings;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•

an acquisition may require us to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;

•	our use of cash to pay for an acquisition would limit other potential uses for our cash;

•	if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, and financial condition. Moreover, we cannot assure you that we would not be exposed to unknown liabilities.

Information technology spending, sales cycles and other factors affecting the demand for our offerings and our results of operations may be negatively impacted by current macroeconomic conditions, including declining rates of economic growth, supply chain disruptions, inflationary pressures and increased interest rates.

Our results of operations may vary based on the impact of changes in our industry, our target verticals, or the global economy on us, our customers and our strategic partners. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy, including a severe or prolonged economic downturn and/or the impact of increased interest rates and inflation, both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. Such conditions could also limit our ability to raise additional capital when needed on acceptable terms, or at all. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our products. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, results of operations and financial condition could be adversely affected.

Our operations could be affected by the rapidly evolving, complex laws, rules and regulations to which our business will become subject, and political and other actions may adversely impact our business.

We will become subject to laws and regulations domestically, and potentially worldwide, affecting our operations in areas including, but not limited to, intellectual property, ownership and infringement; data privacy requirements; employment; product regulations; cybersecurity; the responsible use of AI; and consumer laws. Compliance with such requirements can be onerous and expensive, could impact our competitive position, and may negatively impact our business operations and ability to develop and deploy our products. There can be no assurance that our employees, contractors, customers or agents will not violate applicable laws or the policies, controls, and procedures that we have designed to help ensure compliance with such laws, and violations could result in fines and other civil, criminal and administrative actions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Changes to the laws, rules and regulations to which we are subject, or changes to their interpretation and enforcement, could lead to materially greater compliance and other costs and/or further restrictions on our ability to manufacture and supply our products and operate our business. For example, we may face increased compliance costs as a result of changes or increases in antitrust legislation, regulation, administrative rule making, increased focus from regulators on cybersecurity vulnerabilities and risks, and enforcement activity resulting from growing public concern over concentration of economic power in corporations.

The increasing focus on the risks and strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI and may in the future result in additional restrictions impacting some or all of our product and service offerings. Concerns regarding third-party use of AI for purposes contrary to local governmental interests, including concerns relating to the misuse of AI applications, models, and solutions, could result in unilateral or multilateral restrictions on products that can be used for training, refining, and deploying large language models. Such restrictions could limit the ability of downstream customers and users worldwide to acquire, deploy, and use systems that include our products, software, and services, and negatively impact our business and financial results.

Management of changing regulatory requirements is complicated and time consuming. Our results and competitive position may be harmed, especially over the long-term, if there are further changes in certain regulations affecting our business.

We may become involved in legal, regulatory, and administrative inquiries and proceedings, and unfavorable outcomes in litigation or other matters could negatively impact our business, financial conditions, and results of operations.

We may, from time to time, be involved in and subject to litigation or proceedings for a variety of claims or disputes, or regulatory inquiries. These claims, lawsuits and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common-law fraud, government regulation or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. In addition, our business and results may be adversely affected by the outcome of currently pending and any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.

Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time consuming and can divert our resources and leadership’s attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our software or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

AI is a nascent and rapidly changing technology. The slowing or stopping of the development or acceptance of AI technologies may adversely affect our business.

AI is an emerging technology that offers new capabilities which are not fully developed. The development of AI technology is a new and rapidly evolving industry that is subject to a high degree of uncertainty. Factors affecting the further development of the AI industry include, without limitation:

•	continued worldwide growth in the adoption and use of AI technology;

•	changes in consumer demographics;

•	changes in public tastes and preferences;

•	the popularity or acceptance of AI technology; and

•	government and quasi-government regulation of AI technology, including any restrictions on access, operation and the use of AI.

If investments in the AI industry become less attractive to investors, innovators and developers, or if AI technology does not continue to gain public acceptance or are not adopted and used by a substantial number of individuals, companies and other entities, it could adversely affect our business, financial condition and results of operations.

Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.

Social and ethical issues relating to the use of AI may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. As with many innovations,

AI presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost of research and development in this area, and failure to properly remediate such issues may cause public confidence in AI to be undermined, which could slow adoption of AI. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

Risks Related to Intellectual Property, Information Technology, Data Privacy and Security

We will rely in part upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We will rely in part on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, in order to host or operate some or all of certain key platform features or functions of our business, including our cloud-based services, customer relationship management activities, billing and order management, and financial accounting services. Additionally, we will rely on computer hardware purchased in order to deliver our software and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our software become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our software, cause our software to fail, cause our revenue and margins to decline, or cause our reputation and brand to be damaged, and we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

We may experience, disruptions, failures, data loss, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.

Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or software, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

Any interruption in our service, whether as a result of an internal or third party issue, could damage our brand and reputation, cause our customers to terminate or not renew their contracts with us or decrease use of our software and services, require us to indemnify our customers against certain losses, result in our issuing credit or paying penalties or fines, subject us to other losses or liabilities, cause our software to be perceived as unreliable or unsecure, and prevent us from gaining new or additional business from current or future customers, any of which could harm our business, financial condition, and results of operations. Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. If any third parties increase pricing terms, terminate, or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.

A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.

A real or perceived defect, security vulnerability, error, or performance failure in our software could cause us to lose revenue, damage our reputation, and expose us to liability.

Our products are inherently complex and may in the future, contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. See the Risk Factor titled “If our information technology systems or those of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences” for additional information concerning security risks.

Any limitation of liability provisions that may be contained in our customer and partner agreements may not be effective as a result of existing or future applicable law or unfavorable judicial decisions. The sale and support of our products entail the risk of liability claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against this liability may not be adequate to cover a potential claim.

We could incur substantial costs as a result of any claim of infringement, misappropriation or violation of another party’s intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in our industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement, misappropriation or violation of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or violation claims. We do not currently have a large patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole or principal business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our products infringe, misappropriate or violate their rights, the litigation could be expensive and could divert our management resources.

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using products that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.

Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.

Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products and technologies. We rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy or discover aspects of our products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to our technologies and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management’s efforts.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

As of December 31, 2023, we had twenty-one issued patents, including ten U.S. issued patents and 11 issued abroad. Our U.S. issued patents expire between September 9, 2028, and April 18, 2031. We also have 19 pending patent applications, including two U.S. nonprovisional patent applications, 13 U.S. provisional patent applications, one Patent Cooperation Treaty patent application, and three patent applications in other jurisdictions. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our products. Any of these events would harm our business.

Issues in the use of AI or machine learning in our software may result in reputational harm or liability.

We develop and use AI, including generative AI, and machine learning (ML) technologies in our products and services (collectively, “AI/ML” technologies) and our employees and personnel may use AI/ML technologies to perform their work. AI/ML is a significant and potentially growing element of our business. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws.

AI/ML models such as those used in our products/services may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the model with bad inputs or logic), or if the logic of the model is flawed (a so-called “hallucination”). We or our customers may also use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us or our customers to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits or decisions that are otherwise harmful. If such AI-based outputs are deemed to be biased or otherwise harmful, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability. Additionally, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into our own or third-party generative AI/ML models or platforms could be leaked or disclosed to others. Where AI/ML models ingest personal data or other sensitive information and make connections using such data, those technologies may reveal other personal or sensitive information generated by the model.

Certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making in ways that may be incompatible with our development and use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML models, or prevent or limit our use of AI/ML technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot develop or use AI/ML or such activities are restricted, our business may be less efficient, or we may be at a competitive disadvantage. The use of AI/ML to assist us or our customers in making certain decisions may also be regulated by certain privacy laws. For additional information on risks that privacy and data protection obligations could pose to our business, see the Risk Factor titled “We are or may become subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.”

Furthermore, inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI/ML solutions. If the recommendations, forecasts, or analyses that AI/

ML applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm., Additionally, some AI/ML use scenarios may present ethical issues. Though our technologies and business practices are designed to mitigate many of these issues and risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

We may be unable to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to be competitive. There is a risk that we will not be able to achieve the technological advances that may be necessary for us to be competitive or that certain of our products will become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. These risks could have a material adverse effect on our business, results of operations and financial condition.

If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, “sensitive information”).

Our and our third-party vendors’ and business partners’ information technology systems may be damaged or compromised by malicious events, such as cyberattacks, physical or electronic security breaches, malicious internet-based activity, online and offline fraud, natural disasters, fire, power loss, telecommunications failures, personnel misconduct and human error.

Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including internal bad actors, such as employees or contractors (through theft or misuse), or third parties (including traditional computer hackers, “hacktivists,” persons involved with organized crime, or sophisticated foreign state or foreign state-supported actors).

Cybersecurity threats can employ a wide variety of methods and techniques, which are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. We and the third parties upon which we rely are subject to a variety of these evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours that are engaged in critical infrastructure or manufacturing – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors and business partners may be unable to anticipate these techniques or implement adequate preventative measures.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Certain of the third parties on which we rely have in the past, and may in the future, experience cybersecurity incidents. We could experience adverse consequences resulting from any security incidents or other interruptions experienced by third-party service providers. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award and our reputation could be harmed. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

We, and the third-party business partners and vendors upon which we rely, have experienced, and may in the future experience, cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Although prior cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that future cyberattacks, if successful, will not have a material impact on our business or financial results. While we have security measures in place designed to protect our information and our customers’ information and to prevent data loss and other security incidents, we have not always been able to do so and there can be no assurance that in the future these measures will be successful. Security incidents could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform and services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to provide notice of data security incidents involving certain types of data, including personal data. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

Actual or perceived breaches of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threats may cause us to experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform and services, deter new customers from using our platform and services, and negatively impact our ability to grow and operate our business.

In addition, our reliance on third-party service providers and business partners could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Our contracts may not contain limitations on liability. There can be no assurance that any limitations of liability provisions in our contracts or license arrangements with customers or in our agreements with vendors, partners, or others would be enforceable, applicable, or adequate or would otherwise protect us from any such liabilities or damages with respect to any claim.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

Any or all of the above issues, or the perception that any of them have occurred, could result in adverse consequences including, but not limited to, business interruptions and diversions of funds, decreased ability to attract new customers, existing customers deciding to terminate or not renew their agreements, reduced ability to obtain and maintain required or desirable cybersecurity certifications, reputational damage, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), and private litigation (including class claims), any of which could materially adversely affect our results of operations, financial condition, and future prospects. There can be no assurance that any limitations of liability provisions in our license arrangements with customers or in our agreements with vendors, partners, or others would be enforceable, applicable, or adequate or would otherwise protect us from any such liabilities or damages with respect to any claim.

We are or may become subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive thirdparty data and health data (collectively, “sensitive data”).

Our data processing activities mean that we are or may become subject to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to optout of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. To the extent that we are or may become subject to such laws, the exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who selfcertify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are or may become contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. Additionally, we are or may become bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Relating to Ownership of Our Common Stock

A market for our Common Stock may not be sustained, which would adversely affect the liquidity and price of our Common Stock. If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price and liquidity of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our Common Stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We intend to retain any future earnings to finance the operation and expansion of its business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of any revolving credit facility into which we or any of our subsidiaries enters may restrict its ability to pay dividends, and any additional debt we or any of our subsidiaries may incur in the future may include similar restrictions. As a result, shareholders must rely on sales of their Common Stock after price appreciation as the only way to realize any future gains on their investment.

We will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a company with publicly-traded securities, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities laws and regulations. These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These new obligations will also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in this proxy statement/prospectus and in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our Common Stock.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock and Public Warrants are listed on Nasdaq under the symbols “BNAI” and “BNAIW”, respectively. In order to continue listing our securities on Nasdaq, we are required to maintain certain financial, distribution and stock price levels. Generally, we will be required to maintain a minimum market capitalization and a minimum number of holders of our securities.

If Nasdaq delists our Common Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity for its securities;

•

a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(a) until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which its controls are documented, designed or operating.

Prior to the Business Combination, Legacy BEN did not have any internal audit function. To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert management’s attention from other matters that are important to the operation of our business. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected. We could also become subject to investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

Delaware law and provisions in our Certificate of Incorporation and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Common Stock.

Our Certificate of Incorporation and Bylaws will contain provisions that could depress the trading price of its our Common Stock by acting to discourage, delay, or prevent a change of control or changes in our management that our stockholders may deem advantageous. These provisions include the following:

•	a classified board of directors so that not all members of the Board are elected at one time;

•	the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorship;

•	director removal solely for cause;

•	super-majority voting to amend certain provisions of our Certificate of Incorporation and any provision of our Bylaws;

•	“blank check” preferred stock that our board of directors could use to implement a shareholder rights plan ;

•	the right of our board of directors to issue our authorized but unissued Common Stock and Preferred Stock without stockholder approval

•	no ability of our stockholders to call special meetings of stockholders;

•	no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders

•	limitations on the liability of, and the provision of indemnification to, our director and officers;

•	the right of the board of directors to make, alter, or repeal our Bylaws; and

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings

In addition, we are subject to Section 203 of the DGCL. Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date such person becomes an interested stockholder, unless the business combination or the transaction in which such person becomes an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person that, together with affiliates and associates, owns, or within three years prior to the determination of interested stockholder status did own, 15.0% or more of a corporation’s voting stock. The existence of this provision may have an anti-takeover effect with respect to transactions not approved in advance by the Board and the anti-takeover effect includes discouraging attempts that might result in a premium over the market price for the shares of our Common Stock.

Any provision of our Certificate of Incorporation or Bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

The provision in our Certificate of Incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.

Our Certificate of Incorporation provides that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom shall be the sole and exclusive forum for the following claims or causes of action under Delaware statutory or common law: (i) any derivative claim or cause of action brought on behalf of the Company; (ii) any claim or cause of action for breach of a fiduciary duty owed by any current or former director, officer or other employee or shareholder of the Company, to the Company or the Company’s shareholders; (iii) any claim or cause of action against the Company or any current or former director, officer or other employee of the Company, arising out of or pursuant to any provision of the DGCL, the charter or the Bylaws of the Company (as each may be amended from time to time); (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Proposed Charter or the Bylaws of the Company (as each may be amended from time to time, including any right, obligation, or remedy thereunder); (v) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against this corporation or any current or former director, officer or other employee of the Company, governed by the internal-affairs doctrine or otherwise relate to the Company’s internal affairs, in all cases to the fullest extent permitted by applicable law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. The Certificate of Incorporation further providers that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. Any person or entity purchasing or otherwise acquiring any interest in the Company’s securities will be deemed to have notice of and consented to this provision.

Although the Certificate of Incorporation contains the choice of forum provisions described above, it is possible that a court could rule that such provisions are inapplicable for a particular claim or action or that such provisions are unenforceable. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and, therefore, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

Although we believe these provisions will benefit us by limiting costly and time-consuming litigation in multiple forums and by providing increased consistency in the application of applicable law, these exclusive forum provisions may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and other employees.

Future sales of shares by existing shareholders could cause our stock price to decline.

If our existing shareholders sell or indicate an intention to sell substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of our Common Stock subject to stock options outstanding and reserved for issuance under our equity incentive plans are expected to be registered on Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline.

Although the Sponsor is subject to certain restrictions regarding the transfer of our Common Stock, these shares may be sold after the expiration of their respective lock-ups. We intends to file one or more registration statements to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, could be impacted by the global macroeconomic events, such as the COVID-19 pandemic and the current conflict in Ukraine and in the Middle East. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of unfavorable or uncertain economic and market conditions, such as the current global economic uncertainty experienced as a result of the COVID-19 pandemic and the current inflationary environment in the United States. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

Our management does not have prior experience in operating a public company.

Our management does not have prior experience in managing a publicly traded company. As such, the management team may encounter difficulties in successfully or effectively complying with our reporting and other obligations under federal securities laws and other regulations and in connection with operating as a public company. Their lack of prior experience in dealing with the reporting and other obligations and laws pertaining to public companies could result in management being required to devote significant time to these activities, which may result in less time being devoted to our management and growth. Additionally, we will be required to hire additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. We may be required to incur significant expense in connection with these efforts.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and sensitive personal information such as health information (“Information Systems and Data”).

Our Chief Information Security Officer (“CISO”), Chief Technology Officer (“CTO”), Chief Information and Data Officer (“CIDO”), information security function, Information and Data Organization Department, and engineering operations help identify, assess and manage the Company’s cybersecurity threats and risks. They also identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating the risk profile of the Company and its industry, evaluating threats reported to the Company, and coordinating with law enforcement concerning threats.

Depending on the environment, systems, and data at issue, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, an incident response policy, incident detection and response, a vulnerability management policy, risk assessments, a disaster recovery and business continuity plan, implementation of security standards/certifications, encryption of data, network security controls, data segregation, access controls, and physical security.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, security management works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms (including legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, and managed cybersecurity service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for each vendor, a security questionnaire, review of the vendor’s written security program, review of security assessments, and reports. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor captioned “If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CISO and our CIDO. Our CISO has over 23 years of experience in cybersecurity, including expertise in the CIS Controls and MITRE ATT&CK frameworks and experience as a Core Team Member of the OWASP Top 10 for LLM Applications Project. Our CIDO’s qualifications include seven years of experience as a Data Officer in the healthcare industry.

Our CISO and CIDO are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CISO and CIDO, subject to the approval of the Chief Financial Officer, are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability response policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including to our CISO,

CIDO, the Chief Executive Officer and the Chief Financial Officer. Our CISO and CIDO work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policies include reporting to the board of directors for certain cybersecurity incidents.

The board of directors receives periodic reports from Company management, including our CISO and our CIDO, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board of directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

We do not maintain any material properties.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Common Stock and Public Warrants have traded on Nasdaq under the symbols “BNAI” and “BNAIW”, respectively, since March 15, 2024. Prior to that date, DHC’s units, Class A ordinary and warrants were each traded on Nasdaq under the symbols “DHCAU,” “DHCA” and “DHCAW,” respectively.

(b) Holders

As of the date of this Annual Report on Form 10-K, there were 98 holders of record of our Common Stock and 2 holders of record for our Public Warrants.

(c) Dividends

We have not paid any cash dividends on our common or preferred stock and do not anticipate paying any such cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the closing of the Business Combination, DHC did not have any securities authorized for issuance under equity incentive compensation plans. At a special meeting of our shareholders held on March 5, 2024, our shareholders approved the 2023 Long-Term Incentive Plan, which was adopted in connection with the closing of the Business Combination. The 2021 Equity Incentive Plan (the “2021 Plan”) of Legacy BEN was terminated as of immediately prior to the closing of the Business Combination; however, the 2021 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are an emerging provider of conversational AI assistants, with the purpose of transforming engagement and analytics for businesses through our security-focused, multimodal communication and human-like assistants. Our AI assistants are built on proprietary natural language processing, anomaly detection, multisensory awareness, sentiment and environmental analysis, as well as real-time individuation and personalization capabilities.

We were originally incorporated in 2020 as a Cayman Islands corporation, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 4, 2021 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On March 13, 2024, we migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Companies Act (As Revised) of the Cayman Islands (the “Domestication”). On March 14, 2024, we consummated a business combination with Brand Engagement Network Inc., a Wyoming corporation (“Legacy BEN”), which merged into our subsidiary, BEN Merger Subsidiary Corp., a Delaware corporation (“Merger Sub” and such business combination, the “Business Combination”) and changed our name to Brand Engagement Network Inc.

On July 25, 2022, we entered into a Business Combination Agreement and Plan of Reorganization (the “Glorifi Business Combination Agreement”), by and among the Company, Glory Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”) and With Purpose, Inc. (d/b/a GloriFi, Inc.) a Delaware corporation (“GloriFi”). On January 26, 2023, we sent GloriFi written notice that we had terminated the Glorifi Business Combination Agreement, pursuant to Section 9.01(i) and Section 9.01(f) the Business Combination Agreement. Our decision to terminate the Glorifi Business Combination Agreement took into account the fact that GloriFi had previously publicly announced that GloriFi was winding down its operations and closing its digital banking platform and other products.

Recent Developments

On March 14, 2024 (the “Closing Date”), Brand Engagement Network Inc., a Delaware corporation f/k/a DHC Acquisition Corp (“BEN,” the “Company,” “we,” “us” or “our”), consummated the previously announced business combination pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023 (the “Business Combination Agreement”), by and among the Company, BEN Merger Subsidiary Corp. (f/k/a Glory Merger Subsidiary Corp.), Brand Engagement Network Inc., a Wyoming corporation (“Legacy BEN”) and DHC Sponsor, LLC, a Delaware limited liability company (“Sponsor”), following approval thereof at a special meeting of the Company’s stockholders held on March 5, 2024 (the “Special Meeting”).

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, BEN is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of the combined company will represent a continuation of the consolidated financial statements of Legacy BEN with the Business Combination treated as the equivalent of Legacy BEN issuing stock for the net assets of BEN, accompanied by a recapitalization.

We received net proceeds from the Business Combination totaling $7.1 million inclusive of the remaining cash held in the Trust Account and proceeds from Legacy BEN’s private placement offering in connection with the Business Combination, prior to deduction transaction and issuance costs. The cash resulting from the Business Combination is expected to be used toward payment of transaction expenses. The cash raised from the Business Combination is expected to be used to fund operations and general working capital requirements.

Results of Operations

As the closing of the Business Combination did not occur until after the year ended December 31, 2023, the results of operations below are based on the fact that we have neither engaged in any operations nor generated any revenues to the date of the financial statements. Our only activities through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We did not expect to generate any operating revenues until after the completion of our Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $6,879,994, which consists of change in fair value of warrant liabilities of $164,410, expense related to non-redemption agreements of $8,614,541 and operating and formation costs of $2,809,965, offset by interest earned on investments held in Trust Account of $4,360,578 and forgiveness of deferred underwriting fee of $348,344.

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

For the year ended December 31, 2023, cash used in operating activities was $822,441. Net loss of $6,879,994 was affected by interest earned on investments held in Trust Account of $4,360,578, forgiveness of deferred underwriting fee of $348,344, expense related to non-redemption agreements of $6,814,541 and change in fair value of warrant liabilities of $164,410. Changes in operating assets and liabilities provided $1,987,524 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $648,866. Net income of $7,206,713 was affected by change in fair value of warrant liabilities of $8,135,024 and interest earned on investments held in the Trust Account of $4,462,497. Changes in operating assets and liabilities provided $4,741,942 of cash for operating activities.

As of December 31, 2023, we had cash held in the Trust Account of $22,040,092. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. On March 3, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the Redeeming Shareholders properly exercised their right to redeem their shares for an aggregate redemption amount of $268,585,494. In connection with the extension, the trustee of the Trust Account placed the funds remaining in the Trust Account in an interest bearing cash bank account. The Trust Account does not hold any investments.

In connection with the Extension Meeting, as described in Note 1, due to a clerical error by the trustee of the Trust Account, the Redeeming Shareholders were overpaid approximately $0.03 per Class A ordinary share that was redeemed, for an aggregate total overpayment amount of $887,555 (the “Overpayment Amount”). As of December 31, 2023, the Company has collected $870,731 of the overpayment and $16,824 remains receivable. The Company is in process of collecting the remaining Overpayment Amount and currently expects to fully recover the total Overpayment Amount.

As of December 31, 2023, we had cash of $40,167. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation—Going Concern”, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. On March 14, 2024, the Company consummated the Transaction, however, the liquidity condition of the Company remains unstable. The uncertainty around the Company’s ability to stabilize the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to raise additional capital in order to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Consolidated Financial Statements and Supplementary Data

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to its review and approval procedures for the quarterly financial statements.

Management intends to enhance our review and approval procedures for the quarterly financial statements, including through enhanced analyses by our personnel and third-party professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Specifically, we enhanced our review and approval procedures for the quarterly financial statements, including through enhanced analyses by our personnel and third-party professionals.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria as noted above and in the attached exhibit, management determined that we did no maintain effective internal control over financial reporting as of December 31, 2023. Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we enhanced our review and approval procedures for the quarterly financial statements, including through enhanced analyses by our personnel and third-party professionals.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item 10 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this Item 10 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required under this Item 10 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 10 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $113,000 and $109,000, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit	Description	Incorporated by Reference
		Schedule/Form	File Number	Exhibits	Filing Date

2.1#	Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023, by and among Brand Engagement Network Inc., BEN Merger Subsidiary Corp., DHC Acquisition Corp and, solely with respect to Section 7.21 and 9.03 thereto, DHC Sponsor, LLC	8-K	001-40130	2.1	September 8, 2023

3.1	Certificate of Incorporation of Brand Engagement Network Inc.	8-K	001-40130	3.1	March 20, 2024

3.2	Bylaws of Brand Engagement Network Inc.	8-K	001-40130	3.2	March 20, 2024

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and DHC Acquisition Corp.	Form 8-K	001-40130	4.1	March 5, 2021

4.2	Description of Registrant’s Securities.	Form 8-K	001-40130	4.1	March 20, 2024

10.1	Registration and Shareholder Rights Agreement, dated March 4, 2021, by and between DHC Acquisition Corp, DHC Sponsor, LLC and certain other equityholders named therein.	Form 8-K	001-40130	10.3	March 5, 2021

Exhibit	Description	Incorporated by Reference
		Schedule/Form	File Number	Exhibits	Filing Date

10.2	Amended and Restated Registration Rights Agreement, dated March 14, 2024 by and among Brand Engagement Network Inc and the holders party thereto.	Form 8-K	001-40130	10.1	March 20, 2024

10.3	Form of Brand Engagement Network Inc. Indemnification Agreement.	Form 8-K	001-40130	10.2	March 20, 2024

10.4	Form of Shareholder Subscription Agreement.	Form 8-K	001-40130	10.3	March 20, 2024

10.5^	Brand Engagement Network 2023 Long-Term Incentive Plan.	Form 8-K	001-40130	10.4	March 20, 2024

10.6^	Brand Engagement Network 2024 Long-Term Incentive Plan – Form of Restricted Stock Unit Agreement.	Form 8-K	001-40130	10.5	March 20, 2024

10.7^	Brand Engagement Network 2024 Long-Term Incentive Plan – Form of Nonqualified Stock Option Agreement.	Form 8-K	001-40130	10.6	March 20, 2024

10.8^	Brand Engagement Network 2024 Long-Term Incentive Plan – Form of Restricted Stock Award Agreement.	Form 8-K	001-40130	10.7	March 20, 2024

10.9^	Brand Engagement Network 2024 Long-Term Incentive Plan – Form of Incentive Stock Option Agreement.	Form 8-K	001-40130	10.8	March 20, 2024

10.10^	Blockchain Exchange Network, Inc. 2021 Incentive Stock Option Plan.	Form 8-K	001-40130	10.9	March 20, 2024

10.11^	Employment Agreement by and between Brand Engagement Network Inc. and Michael Zacharski.	Form 8-K	001-40130	10.10	March 20, 2024

10.12^	Employment Agreement by and between Brand Engagement Network Inc. and Paul Chang.	Form 8-K	001-40130	10.11	March 20, 2024

10.13^	Employment Agreement by and between Brand Engagement Network Inc. and Bill Williams.	Form 8-K	001-40130	10.12	March 20, 2024

10.14^	Employment Agreement by and between Brand Engagement Network Inc. and Tyler J. Luck.	Form 8-K	001-40130	10.13	March 20, 2024

10.15	Letter Agreement, dated March 4, 2021, by and among DHC Sponsor, LLC, DHC Acquisition Corp and its officers and directors.	Form 8-K	001-40130	10.4	March 5, 2021

10.16	Reseller Agreement, dated August 19, 2023, by Brand Engagement Network Inc. and AFG Companies, Inc.	Form 8-K	001-40130	10.15	March 20, 2024

Exhibit	Description	Incorporated by Reference
		Schedule/Form	File Number	Exhibits	Filing Date

10.17	Subscription Agreement, dated September 29, 2023, by and between Brand Engagement Network Inc. and the subscribers listed therein.	Form 8-K	001-40130	10.16	March 20, 2024

10.18	Subscription Agreement, dated September 7, 2023, by and between Brand Engagement Network Inc. and the subscribers listed therein.	Form 8-K	001-40130	10.17	March 20, 2024

14.1*	Code of Ethics.

21.1	List of Subsidiaries.	Form 8-K	001-40130	21.1	March 20, 2024

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97.1*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit	Description	Incorporated by Reference
		Schedule/Form	File Number	Exhibits	Filing Date

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
^	Indicates management contract or compensatory plan or arrangement.
#

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024

BRAND ENGAGEMENT NETWORK INC.

/s/ Michael Zacharski
Name:	Michael Zacharski
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Zacharski and Bill Williams, and each of them, as his or her true and lawful agents, proxies and attorneys-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign this Annual Report on Form 10-K of Arrowroot Acquisition Corp., and any or all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Zacharski Michael Zacharski	Chief Executive Officer (Principal Executive Officer)	April 1, 2024

/s/ Bill Williams Bill Williams	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024

/s/ Jon Leibowitz Jon Leibowitz	Director	April 1, 2024

/s/ Janine Grasso Janine Grasso	Director	April 1, 2024

/s/ Tyler J. Luck Tyler J. Luck	Director	April 1, 2024

/s/ Christopher Gaertner Christopher Gaertner	Director	April 1, 2024

/s/ Bernard Puckett Bernard Puckett	Director	April 1, 2024

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
DHC Acquisition Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DHC Acquisition Corp. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company consummated a business combination, however, the liquidity condition of the Company remains unstable. The uncertainty around the Company’s ability to stabilize the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
April 1, 2024
PCAOB Number 100

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$40,167	$212,608
Due from Sponsor	3,000	1,500
Prepaid expenses and other current assets	1,667	61,530

Total Current Assets	44,834	275,638
Trust Receivable	16,824	—
Cash and securities held in Trust Account	22,040,092	313,913,217

TOTAL ASSETS	$22,101,750	$314,188,855

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$7,370,094	$5,440,933
Advance from related parties	650,000	—

Total Current Liabilities	8,020,094	5,440,933
Warrant Liability	328,820	164,410
Deferred underwriting fee payable	433,231	10,830,775

Total Liabilities	8,782,145	16,436,118

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 2,057,453 and 30,945,072 shares at a redemption value of $10.72 and $10.14 per share at December 31, 2023 and 2022, respectively	22,056,915	313,913,217
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 2,057,453 and 30,945,072 shares subject to possible redemption at December 31, 2023 and 2022, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,736,268 shares issued and outstanding at December 31, 2023 and 2022	774	774
Additional paid-in capital	4,253,964	—
Accumulated deficit	(12,992,048)	(16,161,254)

Total Shareholders’ Deficit	(8,737,310)	(16,160,480)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$22,101,750	$314,188,855

The accompanying notes are an integral part of the consolidated financial statements.

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating costs	$2,809,965	$5,390,808

Loss from operations	(2,809,965)	(5,390,808)

Other (expenses) income
Change in fair value of warrant liability	(164,410)	8,135,024
Expense related to non-redemption agreement	(8,614,541)	—
Forgiveness of deferred underwriting fee	348,344	—
Interest income on marketable securities held in Trust Account	4,360,578	4,462,497

Other (expenses) income, net	(4,070,029)	12,597,521

Net (loss) income	$(6,879,994)	$7,206,713

Basic and diluted weighted average shares outstanding of Class A ordinary shares redeemable shares	9,779,707	30,945,072

Basic and diluted net (loss) income per ordinary share, Class A ordinary shares redeemable shares	$(0.39)	$0.19

Basic and diluted weighted average shares outstanding of Class A and B ordinary shares non-redeemable shares	7,736,268	7,736,268

Basic and diluted net (loss) income per ordinary share, Class A and B ordinary shares non-redeemable shares	$(0.39)	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — January 1, 2022	7,736,268	$774	$—	$(18,905,470)	$(18,904,696)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(4,462,497)	(4,462,497)
Net income	—	—	—	7,206,713	7,206,713

Balance — December 31, 2022	7,736,268	774	—	(16,161,254)	(16,160,480)

Contribution by Sponsor	—	—	8,614,541	—	8,614,541
Forgiveness of deferred underwriting fee	—	—	—	10,049,200	10,049,200
Accretion for Class A ordinary shares to redemption amount	—	—	(4,360,577)	—	(4,360,577)
Net loss	—	—	—	(6,879,994)	(6,879,994)

Balance — December 31, 2023	7,736,268	$774	$4,253,964	$(12,992,048)	$(8,737,310)

The accompanying notes are an integral part of the consolidated financial statements.

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(6,879,994)	$7,206,713
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on investments held in Trust Account	(4,360,578)	(4,462,497)
Change in fair value of warrant liabilities	164,410	(8,135,024)
Fair value of Founder Shares assigned in connection with the non-redemption agreements	8,614,541	—
Forgiveness of deferred underwriting fee payable	(348,344)	—
Changes in operating assets and liabilities:
Due from Sponsor	(1,500)	(1,500)
Prepaid expenses	59,863	327,136
Accounts payable and accrued expenses	1,929,161	4,416,306

Net cash used in operating activities	(822,441)	(648,866)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	296,233,702	—
Trust receivable	(16,824)	—

Net cash provided by investing activities	296,216,878	—

Cash Flows from Financing Activities:
Advances from related party	650,000	—
Redemption of ordinary shares	(296,216,878)	—

Net cash used in financing activities	(295,566,878)	—

Net change in cash	(172,441)	(648,866)
Cash – Beginning of year	212,608	861,474

Cash – End of year	$40,167	$212,608

Non-cash investing and financing activities:
Forgiveness of deferred underwriting fee payable	$(10,049,200)	$—

The accompanying notes are an integral part of the consolidated financial statements.

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
DHC Acquisition Corp (now known as Brand Engagement Network Inc.) (the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on
December 22, 2020
.
The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).
The Company was not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
Business Combination
On March 14, 2024 (the “Closing Date”), Brand Engagement Network Inc., a Delaware corporation f/k/a DHC Acquisition Corp (“BEN”, the “Company” and, prior to Closing, “DHC”), consummated the previously announced business combination pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023 (the “Business Combination Agreement”), by and among the Company, BEN Merger Subsidiary Corp., a Delaware corporation (“Merger Sub”), Brand Engagement Network Inc., a Wyoming corporation (“Legacy BEN”) and DHC Sponsor, LLC, a Delaware limited liability company (“Sponsor”), following approval thereof at a special meeting of the Company’s shareholders held on March 5, 2024 (the “Special Meeting”).
Pursuant to the terms of the Business Combination Agreement, on March 13, 2024, the Company migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended, and the Companies Act (As Revised) of the Cayman Islands (the “Domestication”) and changed its name to Brand Engagement Network Inc. On March 14, 2024, the Company consummated the business combination with Brand Engagement Network Inc., a Wyoming corporation (“Legacy BEN”), which merged into the Company’s subsidiary, BEN Merger Subsidiary Corp., a Delaware corporation (“Merger Sub” and such business combination, the “Business Combination”).
At the Special Meeting, the Company’s shareholders approved the Business Combination as well as other proposals related to the Business Combination. On March 14, 2024, the parties to the Business Combination Agreement completed the Business Combination. Prior to and in connection with the Special Meeting, holders of 1,949,706 shares of Class A ordinary shares of the Company exercised their right to redeem those shares for cash at a redemption price originally estimated at approximately $10.77 per share, for an estimated aggregate redemption amount of approximately $20,998,333.62. Ultimately, on the Closing Date, holders of 1,908,504 shares of Class A ordinary shares of DHC redeemed those shares for cash at a redemption price at approximately $10.80 per share, for an aggregate redemption amount of approximately $20,612,041, which was paid out of the trust account established in connection with DHC’s initial public offering following the Closing.
As of the open of trading on March 15, 2024, the Common Stock and public warrants of the Company began trading on the Nasdaq Stock Market LLC (“Nasdaq”) as “BNAI” and “BNAIW,” respectively.

Business Prior to the Business Combination
As of December 31, 2023, the Company had one wholly owned subsidiary that was created on July 22, 2022, BEN Merger Subsidiary Corp, a Delaware corporation (“Merger Sub”), formerly known as Glory Merger Subsidiary Corp.
On March 3, 2023, the Company held an extraordinary general meeting (the “First Extension Meeting”) to vote on a number of proposals, including a proposal to approve an amendment the Company’s amended and restated

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

memorandum and articles of association to (i) extend the date by which the Company has to consummate a business combination from March 4, 2023 to December 4, 2023 (the “Combination Period”). The proposal was approved by the Company’s shareholders. In connection with the First Extension Meeting, the holders of
26,298,498 Class A ordinary shares of the Company (the “Redeeming Shareholders”) properly exercised their right to redeem their Class A ordinary shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of approximately $268,585,000. This could adversely impact the Company’s ability to consummate a business combination within the Combination Period.
On December 1, 2023, the Company held an extraordinary general meeting (the “Second Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from
December 4, 2023 to May 4, 2024
. The Article Amendment is effective as of December 1, 2023.
In connection with the Second Extension Meeting, the holders of
2,589,121 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.67 per share, for an aggregate redemption amount of approximately $27,631,384.
All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the cash held in an interest bearing account), along with income or loss from the change in fair value of the warrant liabilities.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to DHC Sponsor LLC, a Delaware limited liability company (the “Sponsor”) generating gross proceeds of $9,000,000, which is described in Note 5.
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

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
Pursuant to the Business Combination Agreement, on March 13, 2024, the day preceding the closing of the Merger (the “Closing”) and following the exercise of their redemption right by the shareholders of DHC (the “DHC Shareholders”), DHC changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware in accordance with the Delaware General Corporation Law and the Companies Act (as revised) of the Cayman Islands (the “Domestication”).
Upon the effectiveness of the Domestication:

•	DHC changed its name to “Brand Engagement Network Inc.”

F-
9

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

•
each then issued and outstanding Class A ordinary share, par value $0.0001 per share, of DHC converted automatically into one (1) share of common stock, par value $0.0001 per share, of New BEN (the “New BEN Common Stock”);

•	each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of DHC converted automatically into one (1) share of New BEN Common Stock;

•
each then issued and outstanding DHC warrant exercisable to purchase one Class A ordinary share of DHC converted automatically into one warrant exercisable to purchase one share of New BEN Common Stock (the “New BEN Warrants”); and

•
each unit consisting of one Class A ordinary share of DHC and one-third
(1/3) of one DHC warrant converted automatically into a unit consisting of one share of New BEN Common Stock and one-third
(1/3) of one New BEN Warrant.

The obligations of BEN and DHC to consummate the Transactions were subject to the satisfaction or waiver (where permissible) at or prior to the Closing of various conditions, including, among other things, (i) expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (ii) the accuracy of the representations and warranties of DHC and BEN, respectively; (iii) the performance by DHC and BEN, respectively, of its covenants and agreements; (iv) the absence of any material adverse effect that is continuing with respect to DHC and BEN, respectively, during the Interim Period; (v) the approval of BEN’s stockholders and the DHC Shareholders; (vi) the effectiveness of a registration statement on Form S-4 to be filed with the SEC in connection with the Transactions (the “Registration Statement”); (vii) the receipt of requisite government approvals; (viii) DHC having at least
$
5,000,001
of net tangible assets following the exercise of redemption rights provided in accordance with the organizational documents of DHC; (ix) as a condition to DHC’s obligations to consummate the Transactions, the continued effectiveness of the Reseller Agreement and the Subscription Agreement (each as defined below); and (x) as a condition to BEN’s obligations to consummate the Transactions, the shares of New BEN Common Stock shall have been approved for listing on the Nasdaq Capital Market, or another national securities exchange mutually agreed to by the Parties.
The parties to the Business Combination Agreement made customary representations, warranties and covenants, including, among others, with respect to the conduct of the businesses of BEN and DHC during the period between execution of the Business Combination Agreement and the Closing.
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
Shares”), (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership

F-1
0

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

of any of such
Lock-Up
Shares, or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) until the earlier of (i) the twelve
(
12
) month anniversary of the Closing Date, (ii) the date on which the last reported sale price of shares of New BEN Common Stock equals or exceeds $
18.00
per share for twenty (
20
) of any thirty (
30
) consecutive trading days commencing ninety (

) days after the Closing Date, or (iii) the date specified in a written waiver pursuant to the terms of the
Lock-Up
Agreement.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had $40,167 in its operating bank account and a working capital deficit of $7,975,260.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2023, there were no
amounts outstanding under any Working Capital Loan.
In connection with the extraordinary general meeting of shareholders held on March 3, 2023 (the “First Extension Meeting”), to extend the date by which the Company has to consummate a business combination (the “Articles Extension”) from March 4, 2023 to December 4, 2023, the Company and the Sponsor, have entered into one or more non-redemption agreements (the “Non-Redemption Agreements”), with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of
400,000 previously-held Class A ordinary shares of the
Company (“Non-Redeemed
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
Shares through the Extension Meeting. In Connection with Extension meeting, the Redeeming Shareholders properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of $268,585,494.
In connection with the extraordinary general meeting of shareholders held on December 1, 2023, to extend the date by which the Company has to consummate a business combination (the “Articles Extension”) from December 4, 2023 to May 4, 2024, the Company and the Sponsor have entered into one or more non-redemption
agreements with several unaffiliated third parties, pursuant to which such third parties holders of an aggregate of

1,971,536
previously-held Class A ordinary shares of the Company agreed not to redeem (or to validly rescind any redemption requests on) such shares in connection with the Articles Extension. In exchange for the foregoing commitments not to redeem such previously-held Class A ordinary shares, the Sponsor agreed to transfer an aggregate of
246,443
Class B ordinary shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination if such third parties continued to hold such Non-Redeemed Shares
through the Extension Meeting.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation—Going Concern”, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be one year from the issuance of these financial statements. On March 14, 2024, the Company consummated the Transaction, however, the liquidity condition of the Company remains unstable. The uncertainty around the Company’s ability to stabilize

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to raise additional capital in order to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.
NOTE 2. RESTATEMENT OF PREVIOUSLY FILED FINANCIAL STATEMENTS
During the course of preparing the Annual Report on Form
10-K
for the year ended December 31, 2023, the Company identified a misstatement in the Company’s number of Class B ordinary shares issued in connection with the non-redemption
agreement entered into on February 28, 2023, as described in Note 6. Previously the company disclosed that there were
150,000
Class B ordinary shares transferred to
non-redeeming
shareholders, the correct number of Class B ordinary shares to be transferred was
1,462,500

subject to the consummation of a business combination. As a result, the fair value of the Class B ordinary shares was
$
7,256,667

instead of the previously disclosed
$
744,274
.
The Company recognized a capital contribution by the Sponsor to induce the holders of the Class A Ordinary Shares not to redeem, with a corresponding charge to additional paid-in
capital to recognize an offering cost which was erroneously recorded as the corresponding charge should have been recognized as an expense for the fair value of the shares transferred during the year ended December 31, 2023.
The Company will present this restatement in a prospective manner in all future filings. Under this approach, the previously issued Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. The impact of the revision on the Company’s financial statements is presented in the following table:

	As previously Reported	Adjustments	As Revised

Unaudited Condensed Balance Sheet as of March 31, 2023
Additional paid-in capital	$—	$4,515,979	$4,515,979
Accumulated deficit	(16,858,739)	(4,515,979)	(21,374,718)

Unaudited Condensed Statement of Operations for the Three Months Ended March 31, 2023
Expense related to non-redemption agreements	$—	$7,291,533	$7,291,533
Net income (loss)	2,078,069	(7,291,533)	(5,213,464)
Basic and diluted net income per share, Class A ordinary shares	0.06	(0.21)	(0.15)
Weighted average shares outstanding of Class B ordinary shares	0.06	(0.21)	(0.15)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2023
Shareholder non-redemption agreement	$(744,274)	$744,274	$—
Contribution by Sponsor	744,274	6,547,259	7,291,533
Additional paid-in capital	—	4,515,979	4,515,979
Accumulated deficit	(16,858,739)	(4,515,979)	(21,374,718)

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

	As previously Reported	Adjustments	As Revised
Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 2023
Net income (loss)	$2,078,069	$(7,291,533)	$(5,213,464)
Fair value of Founder Shares assigned in connection with the non-redemption agreements Net cash used in operation activities	— (109,262)	7,291,533 —	7,291,533 (109,262)

Unaudited Condensed Balance Sheet as of June 30, 2023
Additional paid-in capital	$—	$3,996,669	$3,996,669
Accumulated deficit	(17,634,384)	(3,996,669)	(21,631,053)

Unaudited Condensed Statement of Operations for the Six Months Ended June 30, 2023
Expense related to non-redemption agreements	$—	$7,291,533	$7,291,533
Net income (loss)	1,821,734	(7,291,533)	(5,469,799)
Basic and diluted net income per share, Class A ordinary shares	0.08	(0.32)	(0.24)
Weighted average shares outstanding of Class B ordinary shares	0.08	(0.32)	(0.24)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Six Months Ended June 30, 2023
Additional paid-in capital	$—	$3,996,669	$3,996,669
Accumulated deficit	(17,634,384)	(3,996,669)	(21,631,053)

Unaudited Condensed Statement of Cash Flows for the Six Months Ended June 30, 2023
Net income (loss)	$1,821,734	$(7,291,533)	$(5,469,799)
Fair value of Founder Shares assigned in connection with the non-redemption agreements Net cash used in operation activities	— (482,314)	7,291,533 —	7,291,533 (482,314)

Unaudited Condensed Balance Sheet as of September 30, 2023
Additional paid-in capital	$—	$3,423,088	$3,423,088
Accumulated deficit	(19,797,848)	(3,423,088)	(23,220,936)

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

	As previously Reported	Adjustments	As Revised

Unaudited Condensed Statement of Operations for the Nine Months Ended September 30, 2023
Expense related to non-redemption agreements	$—	$7,291,533	$7,291,533
Net income (loss)	231,821	(7,291,533)	(7,059,712)
Basic and diluted net income per share, Class A ordinary shares	0.01	(0.37)	(0.36)
Weighted average shares outstanding of Class B ordinary shares	0.01	(0.37)	(0.36)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2023
Additional paid-in capital	$—	$3,423,088	$3,423,088
Accumulated deficit	(19,797,848)	(3,423,088)	(23,220,936)

Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2023
Net income (loss)	$231,821	$(7,291,533)	$(7,059,712)
Fair value of Founder Shares assigned in connection with the non-redemption agreements Net cash used in operation activities	— (726,761)	7,291,533 —	7,291,533 (726,761)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
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

F-1
4

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.
Cash and Investments Held in Trust Account
At December 31, 2023, assets held in the Trust Account were comprised of $22,040,092 in cash. At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 invested primarily in U.S. Treasury Securities. In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below.

F-1
5

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Trust Account Receivable
In connection with the Extension Meeting, as described in Note 1, due to a clerical error by the trustee of the Trust Account, the Redeeming Shareholders were overpaid approximately $0.03 per Class A ordinary share that was redeemed, for an aggregate total overpayment amount of $887,555 (the “Overpayment Amount”). As of December 31, 2023, the Company has collected $870,731 of the overpayment and $16,824 remains receivable. The Company is in process of collecting the remaining Overpayment Amount and currently expects to fully recover the total Overpayment Amount.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 2,057,453 and 30,945,072 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively.
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
capital and accumulated deficit.

F-1
6

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

At December
31
,
2023
and
2022
, the Class A ordinary shares reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$309,450,720
Less:
Proceeds allocated to Public Warrants	(10,211,874)
Class A ordinary shares issuance costs	(16,924,264)
Plus:
Accretion of carrying value to redemption value	27,136,138

Class A ordinary shares subject to possible redemption as of December 31, 2021	309,450,720
Plus:
Accretion of carrying value to redemption value	4,462,497

Class A ordinary shares subject to possible redemption as of December 31, 2022	313,913,217
Less:
Redemption	(296,216,878)
Plus:
Accretion of carrying value to redemption value	4,360,577

Class A ordinary shares subject to possible redemption as of December 31, 2023	$22,056,916

Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently

F-1
7

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,441,034 shares of Class A ordinary share in the aggregate. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.
The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(3,841,312)	$(3,038,682)	$5,765,370	$1,441,343
Denominator:
Basic and diluted weighted average shares outstanding	9,779,707	7,736,268	30,945,072	7,736,268

Basic net (loss) income per ordinary share	$(0.39)	$(0.39)	$0.19	$0.19
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).

F-1
8

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
“Debt—Debt with Conversion and Other Options
(Subtopic 470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU 2020-06”),
to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are i
ndexed t
o an
d settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2023.
In June 2016, the FASB issued ASU 2016-13, “ Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
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

Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10).
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
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,000,000. The Sponsor agreed to purchase up to an additional 600,000 Private Placement Warrants, for an aggregate purchase price of an additional $900,000, if the over-allotment option is exercised in part by the

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

underwriters. On March 5, the Sponsor purchased 126,010 Private Placement Warrants for an additional aggregate purchase price of $189,015 in connection with the partial exercise of the underwriters’ over-allotment option. Each Private Placement Warrant is exercisable to purchase one
Class A ordinary share at a price of $11.50
per share, subject to adjustment (see Note 10). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fu
nd the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
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
The Sponsor has agreed, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of the Company’s Business Combination and (ii) subsequent to a Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $
12.00
per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any
20
trading days within any
30
-trading day
period commencing at least
150
 days after the Company’s Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
Administrative Services Agreement
The Company entered into an agreement, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the years
ended

December 31, 2023 and 2022, the total expense for administrative services was
$
120,000
. As of December 31, 2023 and 2022, the Company had $
340,000
and $
220,000
included in accounts payable and accrued expense on the accompanying consolidated balance sheets, respectively.

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

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Related Party Advance
On March 3, 2023, the Sponsor advanced the Company $50,000. On April 18, 2023, July 26, 2023, August 28, 2023, September 28, 2023,
and October 24, 2023,
the Sponsor advanced the Company an additional $250,000, $100,000, $100,000
, $75,000
and $75,000, respectively. The related party advances are
non-interest
bearing and payable upon demand. As of December 31, 2023 and 2022, the Company had $650,000 and $0 included in related party advances in the accompanying consolidated balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, there were no working capital loans outstanding.
Non-Redemption
Agreement
On February 28, 2023, the Sponsor entered into
Non-Redemption
Agreements with various shareholders of the Company pursuant to which these shareholders have committed not to redeem their Class A Ordinary Shares of the company in connection with the Extension Meeting held on March 3, 2023, but still retained their right to redeem their respective shares in connection with the closing of a Business Combination. The commitment to not redeem was accepted by holders of 400,000 shares of Class A Ordinary Shares. In consideration of these agreements, the Sponsor has agreed to transfer 1,612,500 of its Class B Ordinary shares to each of the
Non-Redeeming
Shareholders at the closing of a Business Combination. Each shareholder committed to maintain, and not to redeem at the Extension Meeting, the lesser of (i) 400,000 Class A Ordinary Shares and (ii) 9.9% of the Company’s Class A Ordinary Shares. The Company estimated the aggregate fair value of the 1,612,500 founders shares attributable to the
Non-Redeeming
Shareholders to be $7,291,533 or $4.99 per share. Each
Non-Redeeming
Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff

Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A Ordinary Shares not to redeem, with a corresponding expense related to non-redemption agreements of
$
7,291,533 for the year ended Dec
e
mber 31, 2023.

On December 1, 2023, the Sponsor entered into
Non-Redemption
Agreements with various shareholders of the Company pursuant to which these shareholders have committed not to redeem their Class A Ordinary Shares of the company in connection with the Extension Meeting held on December 1, 2023, but still retained their right to redeem their respective shares in connection with the closing of a Business Combination. The commitment to not redeem was accepted by holders of
1,971,536
shares of Class A Ordinary Shares. In consideration of these agreements, the Sponsor has agreed to transfer
246,443
of its Class B Ordinary shares to the
Non-Redeeming
Shareholders at the closing of a Business Combination. Each shareholder committed to maintain, and not to redeem at the Extension Meeting, the lesser of (i)
400,000
Class A Ordinary Shares and (ii)
9.9
% of the Company’s Class A Ordinary Shares. The Company estimated the aggregate fair value of the
246,443
 founders

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

shares attributable to the
Non-Redeeming
Shareholders to be $
1,323,008
or $
5.37

per share. Each
Non-Redeeming
Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A Ordinary Shares not to redeem, with a corresponding expense related to non-redemption agreements of $
1,323,008
for
the year ended December 31, 2023.
The fair value of the founders shares was based on the following significant inputs:

	February 28, 2023	December 1, 2023

Risk-free interest rate	4.72%	5.38%
Remaining life of the Company	0.76	0.42
Value if De-SPAC scenario	$10.21	$10.67
Value in no De-SPAC scenario	$0.00	$0.00
Probability of transaction	50.00%	50.00%
Present value factor	0.97	1.01
NOTE 7. COMMITMENTS AND CONTINGENCIES
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

F-2
2

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
Underwriting Agreement
The Company granted the underwriters
a
45
-day option
from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 5, 2021, the underwriters elected to partially exercise their over-allotment option to purchase an additional 945,072 Units and their option to purchase an additional 3,554,928 Units expired.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,830,775 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
On November 1, 2023, Citi Global Markets, Inc. agreed to waive its entitlement to its portion of the deferred underwriting commission of $10,397,544 to which it became entitled upon completion of the Company’s Initial Public Offering. As a result, the Company derecognized the deferred underwriting fee payable of $10,397,544 and recorded $10,049,200 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A ordinary shares and the remaining balance of $348,344 was as a gain from extinguishment of liability allocated to warrant liabilities and is included in forgiveness of deferred underwriting fee on the Company’s consolidated statements of operations. As of December 31, 2023 and 2022, the deferred underwriting fee payable is
 $433,231 and $10,830,775, respectively.
Consulting Agreement
On January 27, 2021, the Company entered into a Consulting Agreement for financial advisory services. The Company agrees to pay the consultant $2,000,000 and reimburse the consultant for all reasonable and documented expenses, which shall be earned upon announcement of an initial Business Combination and payable at the closing of the initial Business Combination. As of December 31, 2023 and 2022, the Company had $2,000,000 included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
Business Combination Agreement
On July 25, 2022, the Company entered into the Business Combination Agreement, by and among the Company, Merger Sub and GloriFi which was subsequently terminated on January 26, 2023.

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
Capital Markets Advisor Agreement
On February 27, 2023, the Company engaged an advisor (the “Advisor”) as its capital markets advisor in connection with seeking an extension for completing a business combination and capital markets advisor in connection with a private placement of equity, equity-linked, convertible and/or debt securities or other capital or debt raising transaction in connection with a possible business combination transaction with a third party (“Target”). Pursuant to this agreement, contingent on the close of a business combination, the Company agreed to pay the Advisor a transaction fee in an amount equal to $2,000,000 plus an amount equal to 4.0% of the sum of the gross proceeds raised from investors identified by the Advisor and received by the Company or Target simultaneously with or before the closing of the Offering and the proceeds released from the Trust Account in connection with the business combination with respect to any shareholder of the Company that entered into a non-redemption
or other similar agreement or did not redeem Client’s Class A ordinary shares, in each instance to the extent such shareholder was identified to Company by the Advisor.
Business Combination Agreement
On September 7, 2023, the Company entered into the Business Combination Agreement, by and among the Company, Merger Sub and BEN which is discussed in greater detail in Note 1.
Legal Fees
On August 12, 2023, the Company and BEN entered into an agreement with the Company’s legal advisors (“Legal Advisor”), where it is agreed that $4,000,000 will be paid to the Legal Advisors at closing of the Business Combination with the remaining amounts of such legal fees and expenses which shall not exceed $1,750,000. As of December 31, 2023 and 2022, $4,380,958 and $2,691,769, respectively, is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.
On March 14, 2024, the agreement was amended, where the total consideration to be paid to the Legal Advisor shall be $3,500,000. The Company and BEN jointly agree to pay $500,000 at the closing of the Business Combination. The remaining legal fees and expenses shall be paid, as follows:

•
$1,000,000 at the closing of any capital raised by BEN at anytime in any form debt or equity in the year ended December 31, 2024 with proceeds in excess of $5,000,000, which amounts would be an advance on the following obligations

•	$1,750,000 by ended of the year ended December 31, 2024, to be paid in monthly installments of $145,833 starting on June 1, 2024

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

•	$1,250,000 by ended of the year ended December 31, 2025, to be paid in monthly installments of $125,000 starting on March 14, 2025
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
—
The Company is authorized to issue
5,000,000
preference shares with a par value of $
0.0001
per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no
preference shares issued or
outstanding.
Class
 A Ordinary Shares
—The
Company is authorized to issue
500,000,000
shares of Class A ordinary shares with a par value of $
0.0001
per share. Holders of Class A ordinary shares are entitled to one
vote for each share. At December 31, 2023 and 2022, there were 2,057,453 and 30,945,072 shares of Class A ordinary shares subject to possible redemption, respectively, which are presented as temporary equity.
Class
 B Ordinary Shares
—The Company is authorized to issue
50,000,000
Class B ordinary shares with a par value of $
0.0001
per share. Holders of Class B ordinary shares are entitled to one
vote for each share. At December 31, 2023 and 2022, there were
7,736,268
shares of Class B ordinary shares issued and outstanding.
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
NOTE 9. WARRANT LIABILITIES
As of December 31, 2023 and 2022, there were
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

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
Once the
warra
nts become exercisable, the Company may redeem the Public Warrants for redemption (Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00):

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $
18.00
per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any
20
trading days within a
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $
10.00
.
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

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
As of December 31, 2023 and 2022, there were
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

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

At December 31, 2023, assets held in the Trust Account were comprised of $22,040,092 of cash.
At December 31, 2022, assets held in the Trust Account were comprised of $313,913,217 of money market funds which are invested primarily in U.S. Treasury Securities.
The
following table presents information about the Company’s
assets and

liabilities that are me
asured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023		December 31, 2022
	Level	Amount	Level	Amount
Assets:
Cash and investments held in Trust Account	1	$22,040,092	1	$313,913,217
Liabilities:
Warrant Liabilities – Public Warrants	2	$206,300	2	$103,150
Warrant Liabilities – Private Placement Warrants	2	$122,520	2	$61,260
The Warrants were accounted for as liabilities in accordance with
ASC

815-40
and are presented within warrant liabilities on the Company’s accompanying December 31, 2023 and 2022 consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
The Company established the initial fair value for the Warrants on March 4, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo Simulation for the Private Placement Warrants and the Public Warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units was established by the public warrant price. The subsequent measurements of the Private Placement Warrants were established by using the closing price of the Public Warrants, an observable market quote for a similar asset in an active market. At December 31, 2023 and 2022, the Public Warrants have detached from the Units, and the closing price is utilized as the fair value.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. On September 30, 2022, due to the lack of an active market, the estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement was $
1,031,502.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On January 11, 2024, the Company received a notice (the “Annual Meeting Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has 45 calendar days (or until February 26, 2024) to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq may grant the Company up to 180 calendar days from its fiscal year end, or until June 28, 2024, to regain compliance.

F-2
8

BRAND ENGAGEMENT NETWORK (F/K/A DHC ACQUISITION CORP)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

The Company intends to submit a compliance plan within the specified period. While the compliance plan is pending, the Company’s securities will continue to trade on Nasdaq.
On March 5, 2024, the Company received a notice (the “Deadline Notice”) from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a hearing before the

Nasdaq Hearings Panel (the “Panel”) by March 12, 2024, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 14, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement
. The Company timely requested a hearing before the Panel to request sufficient time to complete the Company’s previously disclosed Business Combination. In addition, the Deadline Notice indicated that the Company should be prepared to address the concerns raised in the Annual Meeting Notice in its hearing before the Panel related to the Deadline Notice. The hearing request resulted in a stay of any suspension or delisting action pending the outcome of the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2 or Nasdaq Listing Rule 5620(a), and maintain compliance with other Nasdaq listing requirements. While request for a hearing before the Panel is pending, the Company’s securities will continue to trade on Nasdaq.
The Company expects that its non-compliance with Nasdaq IM-5101-2 has been resolved upon closing of the Business Combination.
Pursuant to the Business Combination Agreement, on March 13, 2024, DHC changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware in accordance with the Delaware General Corporation Law and the Companies Act (as revised) of the Cayman Islands.
On the Closing Date, DHC consummated the previously announced business combination pursuant to the Business Combination Agreement, following approval thereof at the Special Meeting.
On March 14, 2024, the Company and BEN amended the agreement with the Legal Advisors as described in Note 7.

F-2
9