Form 10-Q
period 2024-03-31
Brand Engagement Network Inc.
filed 2024-05-14
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-40130
_________________________
Brand Engagement Network Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	98-1574798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 E. Snow King Ave PO Box 1045 Jackson, WY	83001
(Address of Principal Executive Offices)	(Zip Code)
(307) 699-9371
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BNAI	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BNAIW	The Nasdaq Stock Market LLC
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
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 10, 2024, 33,321,955 shares of the Issuer’s common stock, $0.0001 par value per share, and 10,314,952 public warrants representing the right to acquire one share of the Issuer’s common stock for $11.50, were outstanding.

Brand Engagement Network, BEN, our logo and our other trademarks or service marks appearing in this report are the property of Brand Engagement Network Inc. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, ™ or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

Unless otherwise indicated, “Brand Engagement Network,” “BEN,” “the Company,” “our,” “us,” or “we,” refer to Brand Engagement Network Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

•the failure to realize the anticipated benefits of the Business Combination (as defined below);

•our ability to maintain the listing of our securities on Nasdaq;

•the attraction and retention of qualified directors, officers, employees and key personnel;

•our need for additional capital and whether additional financing will be available on favorable terms, or at all;

•the volatility of the market price and trading price for our Common Stock and Public Warrants (each as defined below);

•our limited operating history;

•the length of our sales cycle and the time and expense associated with it;

•our ability to grow our customer base;

•our dependence upon third-party service providers for certain technologies;

•competition from other companies offering artificial intelligence products that have greater resources, technology, relationships and/or expertise;

•our ability to compete effectively in a highly competitive market;

•our ability to protect and enhance our corporate reputation and brand;

•our ability to hire, retain, train and motivate qualified personnel and senior management and our ability to deploy our personnel and resources to meet customer demand;

•our ability to grow through acquisitions and successfully integrate any such acquisitions;

•the impact from future regulatory, judicial, and legislative changes in our industry;

•increases in costs, disruption of supply or shortage of materials, which could harm our business;

•our ability to successfully maintain, protect, enforce and grow our intellectual property rights;

•our future financial performance, including the ability of future revenues to meet projected annual bookings;

•our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;

•our ability to generate sufficient revenue from each of our revenue streams; and

•the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this in this Quarterly Report on Form 10-Q, which is incorporated by reference herein. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements
BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,304,283	$1,685,013
Accounts receivable, net of allowance	7,500	10,000
Due from Sponsor	3,000	—
Prepaid expenses and other current assets	1,038,993	201,293
Total current assets	4,353,776	1,896,306
Property and equipment, net	1,176,235	802,557
Intangible assets, net	17,847,086	17,882,147
Other assets	13,475,000	1,427,729
TOTAL ASSETS	$36,852,097	$22,008,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,416,613	$1,282,974
Accrued expenses	7,773,389	1,637,048
Due to related parties	693,036	—
Deferred revenue	—	2,290
Short-term debt	223,300	223,300
Total current liabilities	13,106,338	3,145,612
Warrant liabilities	1,974,560	—
Note payable - related party	500,000	500,000
Long-term debt	668,674	668,674
Total liabilities	16,249,572	4,314,286
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. There are no shares issued or outstanding as of March 31, 2024 or December 31, 2023	—	—
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of March 31, 2024 and December 31, 2023, respectively, 33,592,055 and 23,270,404 shares issued and outstanding	3,360	2,327
Additional paid-in capital	40,785,294	30,993,846
Accumulated deficit	(20,186,129)	(13,301,720)
Total stockholders’ equity	20,602,525	17,694,453
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,852,097	$22,008,739
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
Revenues	$49,790	$—
Operating expenses:
General and administrative	6,480,535	2,616,724
Depreciation and amortization	117,347	19,232
Research and development	250,671	2,000
Total operating expenses	6,848,553	2,637,956
Loss from operations	(6,798,763)	(2,637,956)
Other income (expenses):
Interest expense	(25,050)	—
Interest income	3,118	—
Change in fair value of warrant liabilities	(60,823)	—
Other	(2,891)	—
Other income (expenses), net	(85,646)	—
Net loss	$(6,884,409)	$(2,637,956)
Net loss per common share- basic and diluted	$(0.27)	$(0.15)
Weighted-average common shares - basic and diluted	25,233,890	17,129,921
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	—	$—	23,270,404	$2,327	$30,993,846	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization	—	—	7,885,220	789	(10,722,277)	—	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement	—	—	1,750,000	175	13,474,825	—	13,475,000
Sale of common stock	—	—	645,917	65	6,324,935	—	6,325,000
Warrant exercises	—	—	40,514	4	15,260	—	15,264
Stock-based compensation	—	—	—	—	698,705	—	698,705
Net loss	—	—	—	—	—	(6,884,409)	(6,884,409)
Balance at March 31, 2024	—	$—	33,592,055	$3,360	$40,785,294	$(20,186,129)	$20,602,525

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	—	$—	17,057,085	$1,705	$1,528,642	$(1,570,454)	$(40,107)
Warrant exercises	—	—	81,030	8	29,992	—	30,000
Stock issued in conversion of accounts payable and loans payable	—	—	135,050	14	49,986	—	50,000
Stock-based compensation	—	—	—	—	2,442,701	—	2,442,701
Net loss	—	—	—	—	—	(2,637,956)	(2,637,956)
Balance at March 31, 2023	—	$—	17,273,165	$1,727	$4,051,321	$(4,208,410)	$(155,362)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,884,409)	$(2,637,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	117,347	19,232
Allowance for uncollected receivables	30,000	—
Write off of deferred financing fees	1,427,729	—
Change in fair value of warrant liabilities	60,823	—
Stock based compensation	406,980	2,442,701
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(820,876)	(51,100)
Accounts receivable	(27,500)	500
Accounts payable	783,637	108,890
Accrued expenses	358,630	53,413
Other assets	—	8,850
Deferred revenue	(2,290)	—
Net cash used in operating activities	(4,549,929)	(55,470)
Cash flows from investing activities:
Purchase of property and equipment	(13,037)	—
Capitalized internal-use software costs	(158,028)	—
Net cash used in investing activities	(171,065)	—
Cash flows from financing activities:
Cash and cash equivalents acquired in connection with the reverse recapitalization	858,292	—
Proceeds from the sale of common stock	6,325,000	—
Proceeds received from warrant exercise	15,264	—
Payment of deferred financing costs	(858,292)	—
Advances to related parties	—	(4,790)
Proceeds received from related party advance repayments	—	58,250
Net cash provided by financing activities	6,340,264	53,460
Net increase (decrease) in cash and cash equivalents	1,619,270	(2,010)
Cash and cash equivalents at the beginning of the period	1,685,013	2,010
Cash and cash equivalents at the end of the period	$3,304,283	$—
Supplemental Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental Non-Cash Information
Capitalized internal-use software costs in accrued expenses	$50,075	$—
Stock-based compensation capitalized as part of capitalized software costs	$291,725	$—
Conversion of accounts payable and short-term debt into common shares	$—	$50,000
Warrants exercise through settlement of accounts payable	$—	$30,000
Issuance of common stock pursuant to Reseller Agreement	$13,475,000	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — NATURE OF OPERATIONS AND GOING CONCERN
Nature of Operations

Brand Engagement Network Inc. (formerly Blockchain Exchange Network Inc.) (together with its subsidiaries, "BEN" or "the Company") was formed in Jackson, Wyoming on April 17, 2018, and was named in honor of the renowned Founding Father and inventor, Benjamin Franklin. In 2019, the Company became a wholly owned subsidiary of Datum Point Labs ("DPL"), and then was spun out of DPL in May 2021. BEN acquired DPL in December 2021.

The Company is an innovative AI platform provider, designed to interface with emerging technologies, including blockchain, internet of things, and cloud computing, that drives digital transformation across various industries and provides businesses with unparalleled competitive edge. BEN offers a suite of configured and customizable applications, including natural language processing, anomaly detection, encryption, recommendation engines, sentiment analysis, image recognition, personalization, and real-time decision-making. These applications help companies improve customer experiences, optimize cost drivers, mitigate risks, and enhance operational efficiency.

Business Combination with DHC

On March 14, 2024 (the “Closing Date”), the Company consummated its previously announced business combination (the “Closing”) pursuant to the Business Combination Agreement, dated September 7, 2023 (as amended, the “Business Combination Agreement”), by and among DHC Acquisition Corp., a Cayman Islands exempted company (“DHC”), Brand Engagement Network Inc., a Wyoming corporation (“Prior BEN”), BEN Merger Subsidiary Corp., a Delaware corporation and a direct, wholly owned subsidiary of DHC (“Merger Sub”) and DHC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The transactions contemplated by the Business Combination Agreement, including the Domestication and the Merger (each as defined below) are collectively referred to herein as the “Business Combination.”

Prior to the Closing, as contemplated by the Business Combination Agreement, DHC became a Delaware corporation named “Brand Engagement Network Inc.” (the “Domestication”), and (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of DHC (the “Class A Shares”) was automatically converted, on a one-for-one basis, into a share of common stock, par value $0.0001 per share (“Common Stock”), of BEN, (ii) each issued and outstanding Class B ordinary share, par value $0.0001 per share, of DHC was automatically converted, on a one-for-one basis, into a share of Common Stock of BEN, (iii) each then-issued and outstanding public warrant of DHC, each representing a right to acquire one Class A Share for $11.50 was automatically converted, on a one-for-one basis, into a public warrant of BEN (a “Public Warrant”), which represents a right to acquire one share of Common Stock for $11.50, pursuant to Section 4.5 of the Warrant Agreement, dated March 4, 2021, by and between DHC and Continental Stock Transfer and Trust Company (the “Warrant Agreement”), (iv) each then-issued and outstanding private placement warrant, each representing a right to acquire one Class A Share for $11.50 (a “Private Placement Warrant”), was automatically converted, on a one-for-one basis, into a private placement warrant of BEN, which represents a right to acquire one share of BEN Common Stock for $11.50, pursuant to Section 4.5 of the Warrant Agreement, (v) each then-issued and outstanding unit of DHC, each representing a Class A Share and one-third of a DHC Public Warrant (a “Unit”), that had not been previously separated into the underlying Class A Share and one-third of one DHC Public Warrant upon the request of the holder thereof, were separated and automatically converted into one share of BEN Common Stock and one-third of one Public Warrant.

Following the Domestication, on March 14, 2024, pursuant to the Business Combination Agreement, Merger Sub merged with and into Prior BEN (the “Merger”), with Prior BEN surviving the Merger as a direct, wholly owned subsidiary of BEN. In connection with the Merger, all outstanding shares of Prior BEN’s common stock were exchanged for shares of Common Stock of BEN at an exchange ratio of 0.2701 (the “Exchange Ratio”) shares of BEN Common Stock per one share of Prior BEN common stock, (ii) each then-issued and outstanding compensatory warrant of Prior BEN, each representing a right to acquire one share of Prior BEN common stock, were assumed by BEN and adjusted pursuant to the Exchange Ratio and in accordance with the terms of their agreements, into new compensatory warrants of BEN (the “Compensatory Warrants”), and (iii) each then issued and outstanding option to purchase shares of Prior BEN common stock, each representing a right to acquire one share of Prior BEN common stock, were assumed by BEN and adjusted pursuant to the Exchange Ratio and in accordance with the terms of their agreements, into options to purchase BEN Common Stock.

Except as otherwise indicated, references herein to “BEN,” the “Company,” or the “Combined Company,” refer to Brand Engagement Network Inc. Inc. on a post-Merger basis, and references to “Prior BEN” refer to the business of privately-held Brand Engagement Network Inc. prior to the completion of the Merger. References to “DHC” refer to DHC Acquisition Corp. prior to the completion of the Merger.

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants.

Exchange Ratio

As noted in Note C, the Business Combination was accounted for as a reverse recapitalization under which the historical financial statements of the Company prior to the Merger are Prior BEN. All common stock, per share and related information presented in the unaudited condensed consolidated financial statements and notes prior to the Merger have been retroactively adjusted to reflect the Exchange Ratio.

Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2024, the Company has an accumulated deficit of $20.2 million, a net loss of $6.9 million and net cash used in operating activities of $4.5 million during the three months ended March 31, 2024. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.
The Company believes that its existing cash and cash equivalents will be insufficient to meet its anticipated cash requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon several factors including but not limited to the design, timing, and the progress of the Company’s research and development programs, and the level of financial resources available. The Company can adjust its operating plan spending based on available financial resources.
The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC.
Unaudited interim results
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited financial statements and the notes thereto as of and for the year ended December 31, 2023 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 20, 2024. The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all normal, recurring adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 have been derived from the audited financial statements filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 20, 2024.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates in the Company’s consolidated financial statements include, but are not limited to, assumptions used to measure stock-based compensation and valuation of the intangible assets acquired from DM Lab (see Note D).
These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Segment and geographic information
Operating segments are defined as components of an entity about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. The Company views its operations as, and manages its business in, one operating segment.
The Company has an office in the Republic of Korea dedicated to research and development activities. The carrying value of assets held in the Republic of Korea was $1,257,960 as of March 31, 2024.
Significant Risks and Uncertainties
There can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing a goods and services require significant time and capital and is subject to regulatory review and approval as well as competition from other AI technology companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.
Revenue Recognition and Accounts Receivable
The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented. The core principle of ASC 606 is to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach:
1)Identification of the Contract, or Contracts, with a Customer.
2)Identification of the Performance Obligations in the Contract.
3)Determination of the Transaction Price.
4)Allocation of the Transaction Price to the Performance Obligations in the Contract.

5)Recognition of Revenue when, or as, Performance Obligations are Satisfied.
Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of March 31, 2024 and December 31, 2023 are net of an allowance for expected credit losses amounting to $50,000 and $20,000, respectively.
Impairment of Definite Lived Intangible Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three months ended March 31, 2024 or 2023.
In-Process Research and Development
The fair value of in-process research and development (“IPR&D”) acquired in an asset acquisition, that has been determined to have alternative future uses in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), is capitalized as an indefinite-lived intangible asset until the completion of the related research and development activities in accordance with ASC 350 or the determination that impairment is necessary. If the related research and development is completed, the asset is reclassified as a definite-lived asset at the time of completion and is amortized over its estimated useful life as research and development costs in accordance with ASC 730-10-25-2(c) and ASC 350.
Indefinite-lived IPR&D is not subject to amortization but is tested annually for impairment or more frequently if there are indicators of impairment. The Company also evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset shall be tested for impairment in accordance with paragraphs 350-30-35-18 through 35-19. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.
The Company tests its indefinite-lived IPR&D annually for impairment during the fourth quarter. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. During the three months ended March 31, 2024, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.
Research and Development Costs
Costs incurred in connection with research and development activities are expensed as incurred. These costs include rent for facilities, hardware and software equipment costs, employee related costs, consulting fees for technical expertise, prototyping, and testing.

Stock Compensation
The Company recognizes stock-based compensation for stock-based awards (including stock options, restricted stock units, and restricted stock awards) in accordance with ASC Topic 718, Compensation — Stock Compensation. Determining the appropriate fair value of stock-based awards requires numerous assumptions, some of which are highly complex and subjective.
Stock-based awards generally vest subject to the satisfaction of service requirements, or the satisfaction of both service requirements and achievement of certain performance conditions or market and service conditions. For stock-based awards that vest subject to the satisfaction of service requirements or market and service conditions, stock-based compensation is measured based on the fair value of the award on the date of grant and is recognized as stock-based compensation on a straight-line basis over the requisite service period. For stock-based awards that have a performance component, stock-based compensation is measured based on the fair value on the grant date and is recognized over the requisite service period as achievement of the performance objective becomes probable.
The Company estimates the fair value of its stock option and warrant awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of judgments and assumptions, including fair value of its Common Stock, the option’s expected term, the expected price volatility of the underlying stock, risk free interest rates and the expected dividend yield.
The fair value of the Company’s restricted stock awards is estimated on the date of grant based on the fair value of the Company’s Common Stock.
The Black-Scholes model assumptions are further described below:
•Common stock — the fair value of the Company’s Common Stock.
•Expected Term — The expected term of employee options with service-based vesting is determined using the “simplified” method, as prescribed in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of nonemployee options is equal to the contractual term.
•Expected Volatility — The Company lacks its own historical stock data. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly traded set of peer companies.
•Risk-Free Interest Rate — The Company bases the risk-free interest rate on daily constant maturity treasury auction yields received as a proxy for the implied yield from strips.
•Expected Dividend —The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.
Cash and Cash Equivalents
The Company considers all highly-liquid investments, readily convertible to cash, and which have a remaining maturity date of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at fair value and are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits.
Capitalized Internal-Use Software Costs
Pursuant to ASC 350-40, Internal-Use Software, the Company capitalizes development costs for internal use software projects once the preliminary project stage is completed, management commits to funding the project, and it is probable that the project will be completed, and the software will be used to perform the function intended. The Company ceases capitalization at such time as the computer software project is substantially complete and ready for its intended use. The determination that a software project is eligible for capitalization and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, estimated economic life and changes in software and hardware technologies.

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. As of March 31, 2024, the cost of the Company’s capitalized internal-use software was $1,015,176, which is included within property and equipment, net of depreciation in the accompanying unaudited condensed consolidated balance sheet. No amortization expense has been incurred to date, as the internal-use software is not yet ready for its intended use. No impairment losses were recorded for the three months ended March 31, 2024.

Leases
The Company’s accounting policy provides that leases with an initial term of 12 months or less will not be recognized as right-of-use assets and lease liabilities on its unaudited condensed consolidated balance sheet. Lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within statement of operations. Foreign currency transaction gains and losses were not material for the three months ended March 31, 2024, and 2023.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, ASC Topic 505, Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and Private Placement Warrants as liabilities at their fair value and adjust the Public Warrants and Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations.

Fair Value of Financial Instruments
The Company accounts for financial instruments under ASC 820, Fair Value Measurements (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
Level 3 — assets and liabilities whose significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$—	$1,238,826	$—
Warrant liabilities - Private Placement Warrants	$—	$735,734	$—
The Public Warrants and Private Placement Warrants assumed in connection with the Business Combination were accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the accompanying unaudited condensed consolidated balance sheets. The warrant liabilities are initially measured at fair value at the day of the Business Combination and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

The fair value of the Public Warrants and Private Placement Warrants is estimated based on the closing price of the Public Warrants, an observable market quote but is classified as a Level 2 fair value measurement due to the lack of an active market.

Net Loss per Share
Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding instruments are exercised/converted, and the proceeds are used to purchase Common Stock at the average market price during the period. Instruments may have a dilutive effect under the treasury stock method only when the average market price of the Common Stock during the period exceeds the exercise price/conversion rate of the instruments. The Company accounts for stock issued in spin-out transactions and consummations of mergers of entities under common control retrospectively. For diluted net loss per share, the weighted-average number of shares of Common Stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive.
The following potentially dilutive securities are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
Options	2,538,940	1,620,600
Warrants	4,749,370	283,605
Total	7,288,310	1,904,205

Recently Issued but Not Yet Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.
NOTE C — MERGER WITH DHC
On March 14, 2024, Prior BEN completed the Merger with DHC as discussed in Note A. The Merger was accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of DHC were cash and cash equivalents. For financial reporting purposes Prior BEN was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) Prior BEN stockholders own approximately 76.0% of the Combined Company and (ii) Prior BEN management holds all key positions of management. Accordingly, the Merger was treated as the equivalent of Prior BEN issuing stock to assume the net liabilities of DHC. As a result of the Merger, the net liabilities of DHC were recorded at their historical cost in the unaudited condensed consolidated financial statements and the reported operating results prior to the Merger are those of Prior BEN. The following table summarizes the assets acquired and liabilities assumed as part of the reverse recapitalization:

March 14, 2024
Cash and cash equivalents	$858,292
Due from Sponsor	3,000
Prepaid and other current assets	16,824
Accounts payable	(2,352,328)
Accrued expenses	(5,782,211)
Due to related parties	(693,036)
Warrant liability	(1,913,737)
Net liabilities assumed	$(9,863,196)
The Company incurred $2,933,798 in transaction costs which were charged directly to additional paid-in capital to the extent of cash received. Transaction costs in excess of cash acquired of $3,184,361 were charged to general and administrative expenses during the three months ended March 31, 2024.
NOTE D — ACQUISITIONS
On May 3, 2023, in connection with the development the Company’s core technology, the Company entered into an Asset Purchase Agreement with DM Lab Co., LTD (“DM Lab”), to acquire certain assets and assume certain liabilities in exchange for 16,012,750 common shares with a fair value of $16,012,750 and $257,112 in cash consideration including $107,112 in transaction-related costs.
The Company accounted for the transaction with DM Lab as an asset acquisition as the acquired set passed the screen test and as such did not meet the criteria to be considered a business according to ASC 805, Business Combinations. The total consideration paid including transaction-related costs was allocated to identifiable intangible and tangible assets acquired based on their acquisition date estimated fair values. The largest asset acquired was the in-process research and development intangible asset which the Company determined had alternative future uses and capitalized as an indefinite-lived intangible asset until the completion of the related research and development activities in accordance with ASC 350 or the determination that impairment is necessary. The in-process research and development intangible asset was valued using the multi-period excess earnings method which requires several judgements and assumptions to determine the fair value of intangible assets, including growth rates, EBITDA margins, and discount rates, among others. This nonrecurring fair value measurement is a Level 3 measurement within the fair value hierarchy. The following table summarizes the fair value of consideration transferred and its allocation to the assets acquired and liabilities assumed at their acquisition date fair values.

Assets Acquired	Amount Recognized
In-process research and development intangible asset	$17,000,000
Property and equipment	721,916
Liabilities assumed
Accounts payable	(57,700)
Accrued expenses	(249,779)
Short-term debt	(1,144,575)
Total assets acquired and liabilities assumed	16,269,862
Total consideration	$16,269,862
NOTE E — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Security deposits	$46,300	$71,300
Prepaid VAT	17,785	7,821
Prepaid professional fees	206,797	43,712

Prepaid insurance	574,236	—
Prepaid other	193,875	78,460
Prepaid expenses and other current assets	$1,038,993	$201,293
NOTE F — PROPERTY AND EQUIPMENT, NET
Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.
Property and equipment consists of the following:

	March 31, 2024	December 31, 2023
Equipment	$436,711	$426,000
Furniture	346,591	346,591
Capitalized software	1,015,176	569,923
Total	1,798,478	1,342,514
Accumulated depreciation and amortization	(622,243)	(539,957)
Property and equipment, net of accumulated depreciation and amortization	$1,176,235	$802,557
For the three months ended March 31, 2024 depreciation and amortization of property and equipment totaled $82,286. There was no depreciation and amortization during the three months ended March 31, 2023.
NOTE G — INTANGIBLE ASSETS
The following table summarizes intangible assets included on the consolidated balance sheet:

	March 31, 2024
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,863	$(412,777)	$847,086
Indefinite-lived intangible assets:
In-process research and development	17,000,000	—	17,000,000
Total	$18,259,863	$(412,777)	$17,847,086

	December 31, 2023
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,863	$(377,716)	$882,147
Indefinite-lived intangible assets:
In-process research and development	17,000,000	—	17,000,000
Total	$18,259,863	$(377,716)	$17,882,147
Total amortization expense was $35,061 and $19,232 for the three months ended March 31, 2024 and 2023 respectively.

Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2024 (remaining 9 months)	$105,182
2025	140,243
2026	140,243
2027	140,243
2028	140,243
Thereafter	180,932
$847,086
NOTE H — ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Accrued professional fees	$6,231,205	$245,751
Accrued compensation and related expenses	1,137,944	1,146,435
Due to related party	373,450	178,723
Accrued other	30,790	66,139
Accrued expenses	$7,773,389	$1,637,048
NOTE I — SHORT-TERM DEBT RELATED TO ACQUISITION OF DM LAB
As of March 31, 2024, the Company had four loans outstanding that were assumed in the DM Lab transaction, totaling $891,974, a decrease of $252,601 from the acquisition date due to the amount converted to equity on May 25, 2023. The loans carry varying interest rates ranging from 4.667% to 6.69%. During the three months ended March 31, 2024 and 2023, the Company incurred interest expense of $15,616 and $0, respectively, which is included in interest expense in the unaudited condensed consolidated statement of operations. All loans are due within 12 months from the balance sheet date and have no optional or mandatory redemption or conversion features. These obligations have been classified as current liabilities on the balance sheet and the fair value of the loans approximates the carrying amount due to their short-term nature. Additionally, there are no associated restrictive covenants, third-party guarantees, or pledged collateral. As of the reporting date, there have been no defaults on these loans.
NOTE J — STOCKHOLDERS’ EQUITY
On March 14, 2024 in connection with the Closing, the issuance of 7,885,220 shares of Common Stock to DHC stockholders as consideration for the Merger is reflected on the unaudited condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2024. Further, upon completion of the Merger, the Company’s Certificate of Incorporation and Bylaws were adopted, authorizing the issuance of 750,000,000 shares of Common Stock, par value of $0.0001 per share and 10,000,000 shares of Preferred Stock, par value of $0.0001 per share.

In March 2024, concurrent with the Merger, the Company sold 550,000 shares of Common Stock to AFG for gross proceeds of $5,500,000.

In August 2023, the Company entered into an Exclusive Reseller Agreement (“Reseller Agreement”) with AFG whereby AFG agreed to operate as the exclusive channel partner and reseller of the Company’s software as a service in the motor vehicle marketing and manufacturing industry for a term of five years. The Company issued to AFG 1,750,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger which is recorded within other assets on the unaudited condensed consolidated balance sheet. This amount will be accounted for as a reduction in transaction price as the Company transfers goods and services to AFG over the term of the Reseller Agreement. Additionally, the Company issued a non-transferable warrant (“Reseller Warrant”) that entitles AFG to purchase up to 3,750,000 shares Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant.

The Reseller Warrant is divided into eleven tranches and each warrant tranche will become exercisable for a three-year period if the amount actually paid by AFG during an annual period meets or exceeds the corresponding threshold. As of March 31, 2024, none of the warrant tranches are exercisable as the vesting condition is not yet probable. When the vesting condition becomes probable, the fair value of the warrant tranche will be accounted for as a reduction in transaction price as the Company transfers goods and services to AFG during the annual period.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants which are all outstanding as of March 31, 2024. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants may be exercised beginning on April 13, 2024 and expire on April 14, 2029.

The Private Placement Warrants are identical to the Public Warrants, except that (x) the Private Placement Warrants and the Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Equity Compensation Plans

2021 Incentive Stock Option Plan
In May 2021, the Company adopted the 2021 Incentive Stock Option Plan (“2021 Option Plan”) that provides for the grant of the following types of stock awards: (i) incentive stock Options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. The 2021 Option Plan was administered by the Board of Directors. In connection with the Closing, all outstanding awards were assumed by BEN pursuant to the terms of the Business Combination Agreement and the Board of Directors declared that there will be no further issuances under the 2021 Option Plan.

2024 Long-Term Incentive Plan

In connection with the Closing, the 2024 Long-Term Incentive Plan (the “2024 Plan”) became effective. The 2024 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2024 Plan is administered by the Board of Directors. The 2024 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2024 Plan may total up to 2,942,245 shares of Common Stock. As of March 31, 2024, 2,942,245 shares remained available for grant under the 2024 Plan.
NOTE K — EQUITY-BASED COMPENSATION
Option Awards
2024 Activity
The Company granted options to acquire 108,040 shares of Common Stock of the Company at weighted average exercise price of $8.10 per share in the three months ended March 31, 2024. Generally, options have a service vesting condition of 25% cliff after 1 year and then monthly thereafter for 36 months (2.067% per month).
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the options granted:

	Three Months Ended March 31,
	2024	2023
Expected term	5.0 years	5.0 years

Risk-free interest rate	4.13%	3.59%
Dividend yield	0.00%	0.00%
Volatility	54.79%	49.94%
A summary of option activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	2,430,900	$4.19	$—	—
Granted	108,040	$8.10	$4.18	—
Outstanding as of March 31, 2024	2,538,940	$4.31	$2.19	9.01
Vested and expected to vest as of March 31, 2024	2,538,940	$4.31	$2.19	9.01
Exercisable as of March 31, 2024	1,850,748	$3.89	$1.90	8.95
The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2024 was $6,877,823 and $5,534,006, respectively. At March 31, 2024, future stock-based compensation for options granted and outstanding of $1,802,591 will be recognized over a remaining weighted-average requisite service period of 3.28 years.
The Company recorded stock-based compensation expense related to options of $406,980 and $2,381,010 in the three months ended March 31, 2024 and 2023, respectively, to the accompanying statements of operations.
Warrant Awards
There were 3,750,000 warrants granted to AFG in the three months ended March 31, 2024 at a weighted average exercise price of $10.00 per share (Note J). There were 30,657 warrants exercised in the three months ended March 31, 2024 at a weighted average exercise price of $0.38 per share. As of March 31, 2024, there were 4,749,370 warrants outstanding at a weighted average exercise price of $8.54 per share, with expiration dates ranging from August 2029 to June 2033. There were 27,010 warrants granted during the three months ended March 31, 2023 at a weighted average exercise price of $3.71 per share. The Company recorded $61,691 stock-based compensation expense related to warrants for the three months ended three months ended March 31, 2023. There was no such expense during the three months ended March 31, 2024.
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the warrants granted:

	Three Months Ended March 31,
	2024	2023
Expected term	3 years	10 years
Risk-free interest rate	4.46%	3.74%
Dividend yield	0.00%	0.00%
Volatility	55.14%	45.86%
The Company has recorded stock-based compensation related to its options and warrants in the accompanying statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
General and administrative	$334,049	$2,442,701
Research and development	72,931	—
	$406,980	$2,442,701

Stock-based compensation capitalized as part of capitalized software costs for the three months ended March 31, 2024 were $291,725. No stock-based compensation costs were capitalized during the three months ended March 31, 2023.
NOTE L — RELATED PARTY TRANSACTIONS
AFG Reseller Agreement

On August 19, 2023, the Company entered into Reseller Agreement, providing for, among other things, AFG to act as the Company’s exclusive reseller of certain products on terms and conditions set forth therein and, as partial consideration to AFG for such services, the Company issued 1,750,000 of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger. Additionally, the Company issued AFG a warrant to purchase up to 3,750,000 shares of Common Stock, with each warrant exercisable for one share of Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant (Note J). During the three months ended March 31, 2024 there was no revenue recognized pursuant to the Reseller Agreement.

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of March 31, 2024, $373,450 and $45,837 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2023, $178,723 and $48,069 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet. In the three months ended March 31, 2024 and 2023, the Company recorded professional and other fees and costs related to consulting services from related parties of $58,785 and $40,290, respectively, within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Promissory Note

On June 30, 2023, the Company entered into a promissory note agreement with a related party for $620,000. The note bears interest at 7% per annum and matures on June 25, 2025. The proceeds were used to satisfy a financial obligation totaling $500,000 that the Company owed to an advisory firm. The Company may prepay interest and principal on the note at any time before maturity on June 25, 2025. As of March 31, 2024, the balance on the promissory note was $500,000. For the three months ended March 31, 2024, the Company recorded $10,582 in interest expense related to the promissory note agreement.

Related Party Advance

The Company received non-interest bearing and payable upon demand related party advances from DHC’s Sponsor in connection with the Merger. As of March 31, 2024, the Company had $693,036 in related party advances in the accompanying unaudited consolidated balance sheets.
NOTE M — COMMITMENTS AND CONTINGENCIES
The Company is subject to various legal and regulatory proceedings, claims, and assessments, as well as other contingencies, that arise in the ordinary course of business. The Company accrues for these contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company regularly reviews and updates its accruals for contingencies and makes adjustments as necessary based on changes in circumstances and the emergence of new information.
Litigation
Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Employment contracts

The Company has entered into employment contracts with its officers and certain employees that provide for severance and continuation benefits in the event of termination of employment either by the Company without cause or by the employee for good reason, both as defined in the agreements, along with any unpaid vested options, equity or earned bonuses. In addition, in the event of termination of employment following a change in control, as defined in each agreement,, the employee shall receive a prorated bonus payment and severance payments (as defined in each agreement).

Korea University

The Company is party to a research and development sponsorship agreement with Korea University. Pursuant to the sponsorship agreement, the Company has agreed to pay 275 million Korean won to Korea University during the period from April 1, 2023 through December, 31, 2023. As of March 31, 2024, the Company owes a remaining 40 million Korean won (approximately $30,800). In November 2023, the Company entered into an additional research and development sponsorship agreement with Korea University. Pursuant to the sponsorship agreement, the Company has agreed to pay 21.6 million Korean won to Korea University during the period from November 1, 2023 through March 10, 2024. During the three months ended March 31, 2024, the Company had paid the remaining $12,058.

In December 2023, the Company entered into a Research and Development Agreement with Korea University for total consideration of up to 528 million Korean won (approximately $406,560) from January 2024 through December 2024. The Company can terminate the agreement upon written notice to Korea University for a period of at least one month. As of March 31, 2024, the Company had paid 211 million Korean won (approximately $156,288) in connection with the Research and Development Agreement and will owe the remaining 269 million Korean won (approximately $198,912) throughout the remainder of 2024.
NOTE N — SUBSEQUENT EVENTS
On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) in the principal amount of $1,900,000 (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1,900,000 related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note is March 14, 2025.

Beginning on December 14, 2024 (the “First Conversion Date”), the Cohen Convertible Note is convertible into shares of Common Stock of the Company equal to: (i) up to 40% of the outstanding principal balance plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share (the “Conversion Purchase Price”) equal to 92.75% of the arithmetic average of the Daily VWAP (as defined therein) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (as defined below); provided, that, if the Conversion Purchase Price is less than $1.20 per share (the “Floor Price”) on the Conversion Date, CCM may not convert any portion of the Cohen Convertible Note on such Conversion Date at a price less than the Floor Price. Additionally, on the 14th day of each successive month commencing with January 14, 2025 (each such day, an “Additional Conversion Date” and together with the First Conversion Date, the “Conversion Dates”), CCM may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) the Conversion Purchase Price (subject to the Floor Price). A maximum of 1,583,334 shares of Common Stock may be issued upon conversion of the Cohen Convertible Note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included elsewhere in this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “BEN” refer to Brand Engagement Network Inc., a Delaware corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Risk Relating to Forward-Looking Statements

This discussion and analysis contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the fact that they do not strictly relate to historical or current facts. They use words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements. In particular, these include statements relating to future actions, statements regarding future performance or results and anticipated services or products, sales efforts, expenses, the outcome of contingencies, trends in operations and financial results. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are an emerging provider of conversational AI assistants, with the purpose of transforming engagement and analytics for businesses through our security-focused, multimodal communication and human-like AI assistants. Our AI assistants are built on proprietary natural language processing, anomaly detection, multisensory awareness, sentiment and environmental analysis, as well as real-time individuation and personalization capabilities. We believe these powerful tools will empower businesses to elevate customer experiences, optimize cost management and supercharge operational efficiency. Our platform is designed to configure, train and operate AI assistants that engage with professionals and consumers through multiple channels, boosting customer experience and providing instant personalized assistance for consumers in the automotive and healthcare markets.
We still hold significant intellectual property in the form of a patent portfolio that we believe will be a cornerstone of our artificial intelligence solutions for certain industries that we expect to target, including the automotive, healthcare, and financial services industries.
Recent Events

Business Combination with DHC

On March 14, 2024, we (formerly publicly-held DHC) consummated our previously announced business combination (the “Closing”) pursuant to the Business Combination Agreement, dated September 7, 2023 (as amended, the “Business Combination Agreement”), by and among DHC Acquisition Corp., a Cayman Islands exempted company (“DHC”), Brand Engagement Network Inc., a Wyoming corporation (“Prior BEN”), BEN Merger Subsidiary Corp., a Delaware corporation and a direct, wholly owned subsidiary of DHC (“Merger Sub”) and DHC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The Business Combination Agreement provided for the merger of Merger Sub with and into Prior BEN (the “Merger” and together with the other transactions related thereto, the “Business Combination”), with Prior BEN surviving the Merger as a direct, wholly owned subsidiary of BEN. In connection with the Merger, we issued 25,641,321 shares of common stock, par value $0.0001 per share (“Common Stock”) to Prior BEN stockholders.
The Business Combination has been accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, BEN has been deemed to be the accounting acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination has been treated as the equivalent of a capital transaction in which BEN issued stock for the net assets of DHC. The net assets of DHC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Closing would be those of BEN.
Recent Financings

Subscription Agreements

In connection with the Closing, we entered into subscription agreements (the “Shareholder Subscription Agreements”), to purchase an aggregate of 25,000 shares of Common Stock at a price per share of $10.00. As additional consideration for the purchases of the Company’s Common Stock, the Sponsor agreed to transfer an aggregate of 25,000 shares of its Common Stock to Prior BEN’s shareholders, including Jon Leibowitz, one of our directors (the “Subscribing Shareholders”). The foregoing description of the Shareholder Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Shareholder Subscription Agreements with the Subscribing Shareholders, a form of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

AFG Agreements
In connection with the Business Combination, (i) on August 19, 2023, we entered into an exclusive reseller agreement with AFG (the “Reseller Agreement”), providing for, among other things, AFG to act as our exclusive reseller of certain products on terms and conditions set forth therein and, as partial consideration to AFG for such services to us, we issued a number of shares of our Common Stock to AFG (the “AFG Reseller Shares”) as of immediately prior to Closing with an aggregate value of $17.5 million as of the issuance date (such shares, to the extent issued in accordance with the Reseller Agreement and outstanding immediately prior to the time at which the Business Combination became effective (the “Effective Time”), and (ii) on September 7, 2023, we and the investors listed therein (the “AFG Investors”) entered into a subscription agreement (the “Subscription Agreement”) providing for, among other things, the purchase of shares of our Common Stock in a private placement by the AFG Investors as of immediately prior to the Effective Time in exchange for $6.5 million in cash contributed to us such shares, to the extent issued in accordance with the Subscription Agreement after giving effect to the purchase of 456,621 shares of Common Stock for $2.19 per share for an aggregate purchase price of approximately $1.0 million on September 19, 2023 by AFG and outstanding as of immediately prior to the Effective Time, (the “AFG Financing”).

Immediately prior to the Closing, Prior BEN consummated the AFG Financing and the issuance of Common Stock and a warrant exercisable for Common Stock pursuant to the Reseller Agreement, dated August 19, 2023.
Key Factors and Trends Affecting our Business
Productions and Operations
We expect to continue to incur significant operating costs that will impact our future profitability, including research and development expenses as we introduce new products and improves existing offerings; capital expenditures for the expansion of our development and sales capacities and driving brand awareness; additional operating costs and expenses for production ramp-up; general and administrative expenses as we scale our operations; interest expense from debt financing activities; and selling and distribution expenses as we build our brand and market our products. To date, we have not yet sold any of our products beyond their pilot stage. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future.
Revenues
We are a development stage company and have not generated any significant revenue to date.
Public Company Costs
We expect to hire additional staff and implement new processes and procedures to address public company requirements, particularly with respect to internal controls compliance and public company reporting obligations. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director compensation and fees, listing fees, Securities and Exchange Commission (“SEC”) registration fees, and additional costs for investor relations, accounting, audit, legal and other functions.

If we cease to become an emerging growth company, we will become subject to the provisions and requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002, which will require us to undergo audits of our internal controls over financial reporting as part of our yearly financial statement audits, resulting in a significant increase in consultant and audit costs over previous levels going forward.
Components of Results of Operations
Operating expenses
General and administrative expenses
General and administrative expenses consist of employee-related expenses including salaries, benefits, and stock-based compensation as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expense. We have and expect to further incur significant expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.
Depreciation and amortization
Depreciation expense relates to property and equipment which consists of equipment, furniture and capitalized software. Amortization expense relates to intangible assets.
Research and development cost
Costs incurred in connection with research and development activities are expensed as incurred. These costs include rent for facilities, hardware and software equipment costs, consulting fees for technical expertise, prototyping, and testing.

Interest expense
Interest expense consists of interest on our related party note payable and short-term debt.

Interest income
Interest income consists of interest earned on our excess cash.

Change in fair value of warrant liabilities
Change in fair value of warrant liabilities reflected the non-cash charge for changes in the fair value of the warrant liability that is subject to re-measurement at each balance sheet date.

Other expenses
Other expenses primarily consists of foreign currency gains or losses as a result of exchange rate fluctuations on transactions denominated in Korean won.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Revenues	$49,790	$—	$49,790
Operating expenses:
General and administrative	6,480,535	2,616,724	3,863,811
Depreciation and amortization	117,347	19,232	98,115
Research and development	250,671	2,000	248,671
Total operating expenses	6,848,553	2,637,956	4,210,597
Loss from operations	(6,798,763)	(2,637,956)	(4,160,807)

Other income (expenses):
Interest expense	(25,050)	—	25,050
Interest income	3,118	—	3,118
Change in fair value of warrant liabilities	(60,823)	—	60,823
Other	(2,891)	—	2,891
Other income (expenses), net	(85,646)	—	85,646
Net loss	$(6,884,409)	$(2,637,956)	$(4,246,453)
Revenues
During the three months ended March 31, 2024, we earned $0.05 million in revenue through proof of concept and revenue sharing. There were no revenues for the three months ended March 31, 2023.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2024 were approximately $6.5 million, an increase of approximately $3.9 million, compared to three months ended March 31, 2023. The increase was primarily due to transaction costs of $3.2 million incurred in connection with the Closing, a $1.5 million increase in employee related costs, a $1.0 million increase in professional fees, a $0.2 million increase in promotional costs, and a $0.1 million increase in insurance costs, all related to the expansion of our operations and including an aggregate of $0.1 million of insurance, professional services and payroll expense as a result of the acquisition of DM Lab Co., LTD (“DM Lab”) in May 2023, partially offset by a decrease in stock-based compensation of $2.1 million due to the issuance of Prior BEN warrants and options which vested on the date of grant during the three months ended March 31, 2023. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays. In addition, we expect our professional fees to increase in future periods, especially after completing the Merger.
Depreciation and amortization expenses
Depreciation and amortization expenses for the three months ended March 31, 2024 were approximately $0.1 million, an increase of approximately $0.1 million, compared to the three months ended March 31, 2023. The increase was primarily due to the depreciation expense associated with the property and equipment acquired from DM Lab.
Research and development expenses
Research and development expenses for the three months ended March 31, 2024 were approximately $0.3 million, an increase of approximately $0.2 million, compared to the three months ended March 31, 2023. The increase in research and development expenses was primarily due to an increase in our stock-based compensation due to an increase in headcount as a result of the acquisition of DM Lab in May 2023.
Interest expense
Interest expense for the three months ended March 31, 2024 was approximately $0.03 million associated with our related party note payable and short-term debt. We did not incur such expenses during the three months ended March 31, 2023.

Interest income
Interest income for the three months ended March 31, 2024 was related to interest earned on excess cash. We did not earn such income during the three months ended March 31, 2023

Change in fair value of warrant liabilities
Change in fair value of the warrant liabilities for the three months ended March 31, 2024 was approximately 0.06 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. We did not incur such expenses during the three months ended March 31, 2023.

Other expenses
Other expenses for the three months ended March 31, 2024 were associated with foreign currency losses as a result of exchange rate fluctuations on transactions denominated in Korean won. We did not incur such expenses during the three months ended March 31, 2023.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
As of March 31, 2024, our principal source of liquidity was cash of approximately $3.3 million. We have financed operations to date with proceeds from the AFG Financings, sales of our Common Stock, warrant exercises and debt issuances to related and non-related parties. As described in Footnote A of our audited consolidated financial statements and unaudited consolidated interim financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $20.2 million at March 31, 2024. We expect losses and negative cash flows to continue for the foreseeable future, primarily as a result of increased general and administrative expenses, continued product research and development and marketing efforts. Management anticipates that significant additional expenditures will be necessary to develop and expand our business, including through stock and asset acquisitions, before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Current available funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business, including through the Business Combination or through business development activities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. Our history of losses, our negative cash flow from operations, our limited cash resources on hand and our dependence on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in their report on our consolidated financial statements as of and for the year ended December 31, 2023 with respect to this uncertainty.

In March 2024, concurrent with the Merger, we received $5.5 million from AFG pursuant to the Subscription Agreement. We ultimately did not receive net cash from the Merger due to the transaction expenses.
Material Cash Requirements
Our material cash requirements include the following potential and expected obligations:
Bank Loans
As of March 31, 2024, we had four loans outstanding, all of which were assumed in the acquisition of DM Lab in May 2023, totaling approximately $0.9 million. The loans carry varying interest rates ranging from 4.667% to 6.69% and have varying maturity dates ranging from January to September 2024. The loans do not have optional or mandatory redemption or conversion features. In February 2024, we obtained a waiver to extend the due dates of $0.7 million of our outstanding bank loans to January 2025.
Related—Party Promissory Note
In June 2023, we entered into a promissory note agreement with a related party for $0.6 million. The note bears interest at 7% per annum and matures on June 25, 2025. As of March 31, 2024, the promissory note had a balance of $0.5 million.

Research and Development Sponsorship
We are party to a research and development sponsorship agreement with Korea University. Pursuant to the sponsorship agreement, we agreed to pay 275 million Korean won to Korea University during the period from April 1, 2023 through December 31, 2023. As of March 31, 2024, we owed a remaining 40 million Korean won (approximately $0.03 million). In November 2023, we entered into an additional research and development sponsorship agreement with Korea University. Pursuant to the sponsorship agreement, we agreed to pay 21.6 million Korean won to Korea University during the period from November 1, 2023 through March 10, 2024. During the three months ended March 31, 2024, we paid the remaining $0.012 million. In December 2023, we entered into a Research and Development Agreement with Korea University for total consideration of up to 528 million Korean won (approximately $0.4 million) from January 2024 through December 2024. We can terminate the agreement upon written notice to Korea University for a period of at least one month. As of March 31, 2024, we paid 211 million Korean won (approximately $0.2 million) in connection with the Research and Development Agreement and will owe the remaining 269 million Korean won (approximately $0.2 million) throughout the remainder of 2024.

We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(4,549,929)	$(55,470)
Cash used in provided by investing activities	(171,065)	—
Cash provided by financing activities	6,340,264	53,460
Net increase (decrease) in cash and cash equivalents	$1,619,270	$(2,010)
Operating activities
Cash used in operating activities was approximately $4.5 million during the three months ended March 31, 2024 primarily due to our net loss of approximately $6.9 million. The net loss included non-cash charges of approximately $2.0 million, which consisted of approximately $1.4 million of write offs of deferred financing fees, $0.4 million in equity-based compensation expense, $0.1 million of depreciation and amortization expense, and $0.1 million in changes in fair value of the warrant liabilities. The net cash outflow of approximately $0.3 million from changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets of approximately $0.8 million offset by an increase in accounts payable of approximately $0.7 million and an increase in accrued expenses of approximately $0.4 million .
Cash used in operating activities was approximately $0.06 million during the three months ended March 31, 2023, primarily due to our net loss of approximately $2.6 million. The net loss included non-cash charges of approximately $2.5 million, which primarily consisted of approximately $2.4 million in equity-based compensation expense. The net cash inflow of approximately $0.1 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of approximately $0.1 million due to the timing of payment of trade payables.
Investing activities
Cash used in investing activities during the three months ended March 31, 2024 was approximately $0.2 million, which consisted primarily of capitalized internal-use software costs. There were no investing activities during the three months ended March 31, 2023.
Financing activities
Cash provided financing activities during the three months ended March 31, 2024 was approximately $6.3 million, which consisted of proceeds received from the sale of Common Stock.

Cash provided by financing activities during the three months ended March 31, 2023 was approximately $0.05 million, which was attributable to proceeds received from related party advance repayments.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported period. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, which was filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on March 20, 2024.
Recent Accounting Pronouncements
See Note B to our consolidated financial statements, which was filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on March 20, 2024 for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.
Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.
We expect to elect to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and pursuant to Item 305 of Regulation S-K, we are not required to disclose information under this section.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2024, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Merger on March 20, 2024. Prior to the Merger, DHC disclosed in the Risk Factors of its Form S-4/A filed on February 12, 2024, a material weakness in internal controls over financial reporting. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the lack in investment of resources into accounting and reporting functions to properly account for and prepare U.S. GAAP compliant financial statements on a timely basis and to properly document risks affecting financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system, the accounting for the merger with Datum Point Labs (“DPL”), the accounting for the extinguishment of certain liabilities through the issuance of common shares or through the exercise of warrants, the improper classification of the acquired developed technology from DM Lab as in in-process research and development asset, and the delay in obtaining valuation reports as it relates to valuing equity grants. Notwithstanding this material weakness, management has concluded that our unaudited financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be detected.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response, the Company’s management has continued implementation of a plan to remediate this material weakness. These remediation measures are ongoing and include the following; hiring a Chief Financial Officer and adding additional review procedures by qualified personnel over complex accounting matters which include engaging third-party professionals with whom to consult regarding complex accounting applications.

The material weaknesses will be considered remediated once management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls; however, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Part II. Other Information
Item 1. Legal Proceedings

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party.
Item 1A. Risk Factors

Except as provided below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

If our information technology systems or those of third parties upon which we rely, or our data is or was compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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

Cybersecurity threats can employ a wide variety of methods and techniques, which are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. We and the third parties upon which we rely are subject to a variety of these evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent - particularly for companies like ours that are engaged in critical infrastructure or manufacturing - and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors and business partners may be unable to anticipate these techniques or implement adequate preventative measures.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Certain of the third parties on which we rely have experienced cybersecurity incidents in the past and may again in the future. We could experience adverse consequences resulting from any security incidents or other interruptions experienced by third-party service providers. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award and our reputation could be harmed. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

We, and the third-party business partners and vendors upon which we rely, have experienced, and may in the future experience, cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. In April 2024, our primary commercial partner and exclusive reseller for the automotive industry, AFG, publicly disclosed that it was the victim of a ransomware attack in the Fall of 2023 prior to entering into the Reseller Agreement. To the extent negative publicity AFG receives from the incident has, or the incident otherwise causes, a material adverse effect on AFG’s business or AFG’s ability to resell our products, our results of operations and financial condition could suffer.

Although prior cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that future cyberattacks, if successful, will not have a material impact on our business or financial results. While we have security measures in place designed to protect our information and our customers’ information and to prevent data loss and other security incidents, we have not always been able to do so, and there can be no assurance that in the future these measures will be successful. Security incidents could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform and services.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subscription Agreements

In connection with the Closing, on March 14, 2024, we entered into subscription agreements (the “Shareholder Subscription Agreements”) with certain of Prior BEN’s shareholders, including Jon Leibowitz, one of our directors (the “Subscribing Shareholders”), to purchase an aggregate of 25,000 shares of Common Stock at a price per share of $10.00. As additional consideration for the purchases of the Company’s Common Stock, the Sponsor agreed to transfer an aggregate of 25,000 shares of its Common Stock to the Subscribing Shareholders. BEN issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, (the “Securities Act”) in reliance on the exemption afforded by Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder.

The foregoing description of the Shareholder Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Shareholder Subscription Agreements, a form of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Convertible Promissory Note

In connection with the close of the Merger, the Company issued the Cohen Convertible Note to J.V.B. Financial Group, LLC, acting through its CCM division in the principal amount of $1,900,000, on April 12, 2024. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note is March 14, 2025.

Beginning on the First Conversion Date, the Cohen Convertible Note is convertible into shares of Common Stock of the Company equal to: (i) up to 40% of the outstanding principal balance plus accrued interest due under the Cohen Convertible Note divided by (ii) the Conversion Purchase Price equal to 92.75% of the arithmetic average of the Daily VWAP (as defined therein) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (as defined below); provided, that, if the Conversion Purchase Price is less than the Floor Price on the Conversion Date, CCM may not convert any portion of the Cohen Convertible Note on such Conversion Date at a price less than the Floor Price. Additionally, on the Conversion Dates, CCM may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) the Conversion Purchase Price (subject to the Floor Price). A maximum of 1,583,334 shares of Common Stock may be issued upon conversion of the Cohen Convertible Note.

The offering and sale of the Cohen Convertible Note and such conversion shares of Common Stock were made in a private placement transaction exempt for registration in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Issuer Purchases of Common Stock

During the three months ended March 31, 2024, the Company did not repurchase any shares of Common Stock.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this report.

Item 6. Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference.

Exhibit	Description

2.1^
Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023, by and among Brand Engagement Network Inc., BEN Merger Subsidiary Corp., DHC Acquisition Corp and, solely with respect to Section 7.21 and 9.03 thereto, DHC Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2023).

3.1^
Certificate of Incorporation of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

3.2^	Bylaws of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

4.1^
Warrant Agreement between Continental Stock Transfer & Trust Company and DHC Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 5, 2021).

4.2^
Amended and Restated Registration Rights Agreement, dated March 14, 2024 by and among Brand Engagement Network Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.1^
Form of Brand Engagement Network Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.2^	Form of Shareholder Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.3^
Brand Engagement Network 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.4^
Brand Engagement Network 2024 Long-Term Incentive Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.5^
Brand Engagement Network 2024 Long-Term Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.6^
Brand Engagement Network 2024 Long-Term Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.7^
Brand Engagement Network 2024 Long-Term Incentive Plan - Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.8*^
Employment Agreement by and between Brand Engagement Network Inc. and Michael Zacharski (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.9*^
First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated April 22, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form S-1/A (File No. 001-40130) filed with the SEC on April 22, 2024).

10.10*^
Employment Agreement by and between Brand Engagement Network Inc. and Paul Chang (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.11*^
First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Paul Chang, dated April 22, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form S-1/A (File No. 001-40130) filed with the SEC on April 22, 2024).

10.12*^
Employment Agreement by and between Brand Engagement Network Inc. and Bill Williams (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.13*^
First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Bill Williams, dated March 14, 2024 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form S-1/A (File No. 001-40130) filed with the SEC on April 22, 2024).

10.14*^
Employment Agreement by and between Brand Engagement Network Inc. and Tyler J. Luck (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the SEC on March 20, 2024).

10.15^
First Amendment to the Exclusive Reseller Agreement, dated February 9, 2024, by Brand Engagement Network Inc. and AFG Companies, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form S-1/A (File No. 001-40130) filed with the SEC on April 22, 2024).

10.16^	Form of Reseller Warrant (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form S-1/A(File No. 001-40130) filed with the SEC on April 22, 2024).

10.17^
Brand Engagement Network Inc. Convertible Promissory Note, dated April 12, 2024, by and between Brand Engagement Network Inc. and J.V.B. Financial Group, LLC (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form S-1/A (File No. 001-40130) filed with the SEC on April 22, 2024).

31.1	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Brand Engagement Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Indicates management contract or compensatory plan or arrangement.
**     The certifications as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by the reference into any filing of Brand Engagement Network Inc. under the

Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#     Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.
^    Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brand Engagement Network Inc.

Date: May 14, 2024	By:	/s/ Michael Zacharski
	Name:	Michael Zacharski
	Title:	Chief Executive Officer

Date: May 14, 2024	By:	/s/ Bill Williams
	Name:	Bill Williams
	Title:	Chief Financial Officer