Form 10-Q
period 2024-06-30
Brand Engagement Network Inc.
filed 2024-08-14
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(312) 810-7422
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

As of August 9, 2024, 35,963,169 shares of the Issuer’s common stock, $0.0001 par value per share, and 10,314,952 public warrants representing the right to acquire one share of the Issuer’s common stock for $11.50, were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023*
ASSETS
Current assets:
Cash and cash equivalents	$1,431,425	$1,685,013
Accounts receivable, net of allowance	—	10,000
Due from Sponsor	3,000	—
Prepaid expenses and other current assets	1,011,125	201,293
Total current assets	2,445,550	1,896,306
Property and equipment, net	266,777	802,557
Intangible assets, net	17,866,317	17,882,147
Other assets	13,475,000	1,427,729
TOTAL ASSETS	$34,053,644	$22,008,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,574,255	$1,282,974
Accrued expenses	5,834,362	1,637,048
Due to related parties	693,036	—
Deferred revenue	—	2,290
Convertible note	1,900,000	—
Short-term debt	891,974	223,300
Total current liabilities	12,893,627	3,145,612
Warrant liabilities	517,899	—
Note payable - related party	—	500,000
Long-term debt	—	668,674
Total liabilities	13,411,526	4,314,286
Commitments and contingencies (Note N)
Stockholders’ equity:
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. There are no shares issued or outstanding as of June 30, 2024 or December 31, 2023	—	—
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of June 30, 2024 and December 31, 2023, respectively, 36,096,269 and 23,270,404 shares issued and outstanding	3,610	2,327
Additional paid-in capital	43,874,341	30,993,846
Accumulated deficit	(23,235,833)	(13,301,720)
Total stockholders’ equity	20,642,118	17,694,453
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,053,644	$22,008,739

* Derived from audited information
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$49,790	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	49,790	—
Operating expenses:
General and administrative	5,255,136	2,779,722	11,765,671	5,396,446
Depreciation and amortization	682,244	220,702	799,591	239,934
Research and development	355,565	76,378	606,236	78,378
Total operating expenses	6,292,945	3,076,802	13,171,498	5,714,758
Loss from operations	(6,292,945)	(3,076,802)	(13,121,708)	(5,714,758)
Other income (expenses):
Interest expense	(19,403)	—	(44,453)	—
Interest income	114	—	3,232	—
Gain on debt extinguishment	1,847,992	—	1,847,992	—
Change in fair value of warrant liabilities	1,456,661	—	1,395,838	—
Other	(42,123)	(31,750)	(15,014)	(31,750)
Other income (expenses), net	3,243,241	(31,750)	3,187,595	(31,750)
Loss before income taxes	(3,049,704)	(3,108,552)	(9,934,113)	(5,746,508)
Income taxes	—	—	—	—
Net loss	$(3,049,704)	$(3,108,552)	$(9,934,113)	$(5,746,508)
Net loss per common share- basic and diluted	$(0.09)	$(0.15)	$(0.34)	$(0.31)
Weighted-average common shares - basic and diluted	33,993,867	20,193,447	29,635,857	18,662,480
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	—	$—	23,270,404	$2,327	$30,993,846	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization	—	—	7,885,220	789	(10,722,277)	—	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement	—	—	1,750,000	175	13,474,825	—	13,475,000
Sale of common stock	—	—	645,917	65	6,324,935	—	6,325,000
Warrant exercises	—	—	40,514	4	15,260	—	15,264
Stock-based compensation	—	—	—	—	698,705	—	698,705
Net loss	—	—	—	—	—	(6,884,409)	(6,884,409)
Balance at March 31, 2024	—	—	33,592,055	3,360	40,785,294	(20,186,129)	20,602,525
Stock issued in settlement of accounts payable and loans payable	—	—	93,333	9	321,999	—	322,008
Sale of common stock	—	—	877,500	198	1,993,552	—	1,993,750
Warrant exercises	—	—	13,505	1	4,999	—	5,000
Stock-based compensation, including vested restricted shares	—	—	381,915	42	768,497	—	768,539
Net loss	—	—	—	—	—	(3,049,704)	(3,049,704)
Balance at June 30, 2024	—	$—	34,958,308	$3,610	$43,874,341	$(23,235,833)	$20,642,118

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	—	$—	17,057,085	$1,705	$1,528,642	$(1,570,454)	$(40,107)
Warrant exercises	—	—	81,030	8	29,992	—	30,000
Stock issued in conversion of accounts payable and loans payable	—	—	135,050	14	49,986	—	50,000
Stock-based compensation	—	—	—	—	2,442,701	—	2,442,701
Net loss	—	—	—	—	—	(2,637,956)	(2,637,956)
Balance at March 31, 2023	—	—	17,273,165	1,727	4,051,321	(4,208,410)	(155,362)
Stock issued for DM Lab APA	—	—	4,325,043	433	16,012,317	—	16,012,750
Options and warrant exercises	—	—	56,552	10	20,928	—	20,938
Stock Issued in conversion of convertible notes	—	—	378,140	38	1,399,962	—	1,400,000
Stock issued in settlement of accounts payable and loans payable	—	—	103,439	10	382,953	—	382,963
Stock-based compensation	—	—	—	—	1,841,767	—	1,841,767
Net loss	—	—	—	—	—	(3,108,552)	(3,108,552)
Balance at June 30, 2023	—	$—	22,136,339	$2,218	$23,709,248	$(7,316,962)	$16,394,504
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,934,113)	$(5,746,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	799,591	239,934
Allowance for uncollected receivables	30,000	—
Write off of deferred financing fees	1,427,729	—
Change in fair value of warrant liabilities	(1,395,838)	—
Gain on debt extinguishment	(1,847,992)	—
Stock based compensation, including the issuance of restricted shares	1,262,090	4,284,468
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(793,008)	(124,153)
Accounts receivable	(20,000)	500
Accounts payable	3,591,279	(224,141)
Accrued expenses	(1,730,320)	250,967
Other assets	—	67,370
Deferred revenue	(2,290)	—
Net cash used in operating activities	(8,612,872)	(1,251,563)
Cash flows from investing activities:
Purchase of property and equipment	(26,316)	(7,359)
Purchase of patents	—	(172,220)
Capitalized internal-use software costs	(73,414)	(144,448)
Asset acquisition (Note E)	—	(257,113)
Net cash used in investing activities	(99,730)	(581,140)
Cash flows from financing activities:
Cash and cash equivalents acquired in connection with the reverse recapitalization	858,292	—
Proceeds from the sale of common stock	8,518,750	—
Proceeds from convertible notes	—	1,400,000
Proceeds from related party note	—	620,000
Proceeds received from option exercises	—	10,938
Proceeds received from warrant exercise	20,264	10,000
Payment of deferred financing costs	(858,292)	(36,934)
Payment of related party note	(80,000)	—
Advances to related parties	—	(31,565)
Proceeds received from related party advance repayments	—	146,337
Net cash provided by financing activities	8,459,014	2,118,776
Net (decrease) increase in cash and cash equivalents	(253,588)	286,073
Cash and cash equivalents at the beginning of the period	1,685,013	2,010
Cash and cash equivalents at the end of the period	$1,431,425	$288,083
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental Non-Cash Information
Issuance of common stock pursuant to Reseller Agreement	$13,475,000	$—
Stock-based compensation capitalized as part of capitalized software costs	$205,154	$—
Settlement of accounts payable and debt into common shares	$322,008	$432,963
Settlement of accounts payable into convertible note	$1,900,000	$—
Conversion of notes into common shares	$—	$1,400,000
Warrants exercise through settlement of accounts payable	$—	$30,000
Property and equipment in accounts payable	$—	$45,701
Financing costs in accrued expenses	$200,000	$—
Issuance of common stock in connection with asset acquisition	$—	$16,012,750

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

Business Combination with DHC

On March 14, 2024, the Company consummated its previously announced business combination (the “Closing”) pursuant to the Business Combination Agreement, dated September 7, 2023 (as amended, the “Business Combination Agreement”), by and among DHC Acquisition Corp., a Cayman Islands exempted company (“DHC”), Brand Engagement Network Inc., a Wyoming corporation (“Prior BEN”), BEN Merger Subsidiary Corp., a Delaware corporation and a direct, wholly owned subsidiary of DHC (“Merger Sub”) and DHC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The transactions contemplated by the Business Combination Agreement, including the Domestication and the Merger (each as defined below) are collectively referred to herein as the “Business Combination.”

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

Following the Domestication, on March 14, 2024, pursuant to the Business Combination Agreement, Merger Sub merged with and into Prior BEN (the “Merger”), with Prior BEN surviving the Merger as a direct, wholly owned subsidiary of BEN. In connection with the Merger, (i) all outstanding shares of Prior BEN’s common stock were exchanged for shares of Common Stock of BEN at an exchange ratio of 0.2701 (the “Exchange Ratio”) shares of BEN Common Stock per one share of Prior BEN common stock, (ii) each then-issued and outstanding compensatory warrant of Prior BEN, each representing a right to acquire one share of Prior BEN common stock, were assumed by BEN and adjusted pursuant to the Exchange Ratio and in accordance with the terms of their agreements, into new compensatory warrants of BEN, and (iii) each then issued and outstanding option to purchase shares of Prior BEN common stock, each representing a right to acquire one share of Prior BEN common stock, were assumed by BEN and adjusted pursuant to the Exchange Ratio and in accordance with the terms of their agreements, into options to purchase BEN Common Stock.

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

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants.

Exchange Ratio

As noted in Note D, the Business Combination was accounted for as a reverse recapitalization under which the historical financial statements of the Company prior to the Merger are Prior BEN. All common stock, per share and related information presented in the unaudited condensed consolidated financial statements and notes prior to the Merger have been retroactively adjusted to reflect the Exchange Ratio.

Liquidity and Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2024, the Company had an accumulated deficit of $23,235,833, a net loss of $9,934,113 and net cash used in operating activities of $8,612,872 during the six months ended June 30, 2024. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.
The Company believes that its existing cash and cash equivalents and proceeds from the May SPA (Note K) will be insufficient to meet its anticipated cash requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon several factors including but not limited to the design, timing, and the progress of the Company’s research and development programs, and the level of financial resources available. The Company can adjust its operating plan spending based on available financial resources.
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
Unaudited interim results
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited financial statements and the notes thereto as of and for the year ended December 31, 2023 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 20, 2024. The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all normal, recurring adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 have been derived from the audited financial statements filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 20, 2024.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates in the Company’s consolidated financial statements include, but are not limited to, assumptions used to measure stock-based compensation, valuation of the intangible assets acquired from DM Lab (see Note E), useful life of intangible assets, warrant liabilities, and deferred customer acquisition costs.
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
Segment and geographic information
Operating segments are defined as components of an entity about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Co-Chief Executive Officer, Paul Chang. The Company views its operations as, and manages its business in, one operating segment.
The Company has an office in the Republic of Korea dedicated to research and development activities.
Significant Risks and Uncertainties
There can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing goods and services require significant time and capital and is subject to regulatory review and approval as well as competition from other AI technology companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and consultants and obtaining and protecting intellectual property.
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
Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of June 30, 2024 and December 31, 2023 are net of an allowance for expected credit losses amounting to $50,000 and $20,000, respectively.

The Company capitalizes the incremental costs of obtaining a contract with a customer. The Company’s incremental costs are related to the shares issued in connection with the Exclusive Reseller Agreement (“Reseller Agreement”) with AFG in August 2023 (Note K). Deferred customer acquisition costs, which are recorded within other assets on the unaudited condensed consolidated balance sheet, were $13,475,000 as of June 30, 2024. The Company had no such costs as of December 31, 2023. The deferred customer acquisition costs will be accounted for as a reduction in transaction price as the Company transfers goods and services to AFG over the term of the Reseller Agreement.
Impairment of Definite Lived Intangible Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three or six months ended June 30, 2024 or 2023.
In-Process Research and Development
The fair value of in-process research and development (“IPR&D”) acquired in an asset acquisition, that has been determined to have alternative future uses in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), is capitalized as an indefinite-lived intangible asset until the completion of the related research and development activities in accordance with ASC 350 or the determination that impairment is necessary. If the related research and development is completed, the asset is reclassified as a definite-lived asset at the time of completion and is amortized over its estimated useful life as research and development costs in accordance with ASC 730-10-25-2(c) and ASC 350. During the three months ended June 30, 2024, the Company’s IPR&D was completed and reclassified as a definite-lived asset and began amortizing over its estimated useful life of 5 years.
During the three and six months ended June 30, 2024 and 2023, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.
Research and Development Costs
Costs incurred in connection with research and development activities are expensed as incurred. These costs include rent for facilities, hardware and software equipment costs, employee related costs, consulting fees for technical expertise, prototyping, and testing.

Stock-Based Compensation
The Company recognizes stock-based compensation for stock-based awards (including stock options, restricted stock units, and restricted stock awards) in accordance with ASC Topic 718, Compensation — Stock Compensation. Determining the appropriate fair value of stock-based awards requires numerous assumptions, some of which are highly complex and subjective. The Company estimates the fair value of its stock option and warrant awards on the grant date using the Black-Scholes option-pricing model. The fair value of each restricted stock award is measured as the fair value per share of the Company’s Common Stock at the date of grant.

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
•Expected Term — The expected term of employee options with service-based vesting is determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of nonemployee options is equal to the contractual term.
•Expected Volatility — The Company lacks its own historical stock data. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly traded set of peer companies.
•Risk-Free Interest Rate — The Company bases the risk-free interest rate on the U.S. Treasury yield curve commensurate with the expected term of each option.
•Expected Dividend —The Company has never declared or paid any cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

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
The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. During the three months ended June 30, 2024, $645,683 of the Company’s internal-use software became ready for its intended use and, as a result, the Company reclassified this internal-use software to developed software intangible assets and began amortizing the intangible asset. The useful life of the developed software intangible asset ranges from 3 to 5 years. During the three and six months ended June 30, 2024, the Company recorded $16,364 in amortization expense related to the developed software. As of June 30, 2024, the cost of the Company’s capitalized internal-use software was $150,421, which is included within property and equipment, net of accumulated depreciation and amortization in the accompanying unaudited condensed consolidated balance sheet. No impairment losses were recorded for the three and six months ended June 30, 2024.

Leases
The Company’s accounting policy provides that leases with an initial term of 12 months or less will not be recognized as right-of-use assets and lease liabilities on its unaudited condensed consolidated balance sheet. Lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within statement of operations. Foreign currency transaction gains and losses were not material for the three and six months ended June 30, 2024 and 2023.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$—	$324,930	$—
Warrant liabilities - Private Placement Warrants	$—	$192,969	$—
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

Net Loss per Share
Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share reflects the potential dilution, using the treasury stock method that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the loss of the Company. In computing diluted loss per share, the treasury stock method assumes that outstanding instruments are exercised/converted, and the proceeds are used to purchase Common Stock at the average market price during the period. Instruments may have a dilutive effect under the treasury stock method only when the average market price of the Common Stock during the period exceeds the exercise price/conversion rate of the instruments. The Company accounts for stock issued in spin-out transactions and consummations of mergers of entities under common control retrospectively. For diluted net loss per share, the weighted-average number of shares of Common Stock is the same for basic net loss per share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive.
The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	June 30,
	2024	2023
Unvested restricted shares	35,461	—
Options	2,508,553	1,920,579
Warrants	22,931,826	1,066,895
Convertible note (as converted)	1,583,334	—
Total	27,059,174	2,987,474

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

NOTE C — RESTATEMENT OF PREVIOUSLY ISSUED (UNAUDITED) INTERIM FINANCIAL STATEMENTS

During the first quarter of 2024, in connection with preparing its third amendment to its Registration Statement on Form S-4 related to the Business Combination, the Company restated previously issued unaudited interim financial statements.
The restatement was a result of the Company re-evaluating the application of ASC 805 and ASC 350 for the accounting classification of the acquired developed technology intangible asset from DM Lab (Note E). While the AI based software modules had completed development, the technology was not ready for commercialization. As such, the Company reclassified the acquired developed technology from an amortizing intangible asset to an indefinite-lived in-process research and development asset until the abandonment or completion of the associated development efforts. If abandoned, the asset will be expensed in the period of abandonment. If completed, the asset will begin to be amortized over its estimated useful life. Given the change in classification, the previously recorded amortization expense was reversed.

Additionally, the in-process research and development asset was recorded at its fair value of $17,000,000 and the excess consideration transferred was allocated to the acquired property and equipment which resulted in additional depreciation expense for the period.
The following tables set forth the effects of the error corrections on affected items within the Company’s previously reported unaudited interim condensed consolidated statements of operations for the periods indicated had the adjustments been made in the corresponding period:

	Six Months Ended June 30, 2023
	As reported	Adjusted	As restated
Depreciation and amortization	$247,414	$(7,480)	$239,934
Total expenses	$5,722,238	$(7,480)	$5,714,758
Loss from operations	$(5,722,238)	$7,480	$(5,714,758)
Loss before income taxes	$(5,753,988)	$7,480	$(5,746,508)
Net loss	$(5,753,988)	$7,480	$(5,746,508)
Net loss per common share - basic and diluted	$(0.31)	$—	$(0.31)

The following tables set forth the effects of the error corrections on affected items within the Company’s previously reported unaudited interim condensed consolidated statements of cash flows for the periods indicated had the adjustments been made in the corresponding period:

	Six Months Ended June 30, 2023
	As reported	Adjusted	As restated
Net loss	$(5,753,988)	$7,480	$(5,746,508)
Depreciation and amortization expense	$247,414	$(7,480)	$239,934
NOTE D — MERGER WITH DHC
On March 14, 2024, Prior BEN completed the Merger with DHC as discussed in Note A. The Merger was accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of DHC were cash and cash equivalents. For financial reporting purposes Prior BEN was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) Prior BEN stockholders owned approximately 76% of the Combined Company and (ii) Prior BEN management held all key positions of management. Accordingly, the Merger was treated as the equivalent of Prior BEN issuing stock to assume the net liabilities of DHC. As a result of the Merger, the net liabilities of DHC were recorded at their historical cost in the unaudited condensed consolidated financial statements and the reported operating results prior to the Merger are those of Prior BEN. The following table summarizes the assets acquired and liabilities assumed as part of the reverse recapitalization:

March 14, 2024
Cash and cash equivalents	$858,292
Due from Sponsor	3,000
Prepaid and other current assets	16,824
Accounts payable	(2,352,328)
Accrued expenses	(5,782,211)
Due to related parties	(693,036)
Warrant liability	(1,913,737)
Net liabilities assumed	$(9,863,196)
Total transaction costs were $4,121,000, of which $858,292 were charged directly to additional paid-in capital to the extent of cash received. The transaction costs in excess of cash acquired of $78,347 and $3,262,708 were charged to general and administrative expenses during the three and six months ended June 30, 2024, respectively.

NOTE E — ACQUISITIONS
On May 3, 2023, in connection with the development the Company’s core technology, the Company entered into an Asset Purchase Agreement with DM Lab Co., LTD (“DM Lab”), to acquire certain assets and assume certain liabilities in exchange for 16,012,750 shares of Common Stock with a fair value of $16,012,750 and $257,112 in cash consideration including $107,112 in transaction-related costs.
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

Assets Acquired	Amount Recognized
In-process research and development intangible asset	$17,000,000
Property and equipment	721,916
Liabilities assumed
Accounts payable	(57,700)
Accrued expenses	(249,779)
Short-term debt	(1,144,575)
Total assets acquired and liabilities assumed	16,269,862
Total consideration	$16,269,862
NOTE F — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Security deposits	$47,150	$71,300
Prepaid VAT	10,046	7,821
Prepaid professional fees	277,554	43,712
Prepaid insurance	554,675	—
Prepaid other	121,700	78,460
Prepaid expenses and other current assets	$1,011,125	$201,293
NOTE G — PROPERTY AND EQUIPMENT, NET
Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.
Property and equipment consists of the following:

	June 30, 2024	December 31, 2023
Equipment	$447,800	$426,000
Furniture	346,591	346,591

Capitalized software	150,421	569,923
Total	944,812	1,342,514
Accumulated depreciation and amortization	(678,035)	(539,957)
Property and equipment, net of accumulated depreciation and amortization	$266,777	$802,557
For the three months ended June 30, 2024 and 2023 depreciation and amortization of property and equipment totaled $55,792 and $38,626, respectively. For the six months ended June 30, 2024 and 2023 depreciation and amortization of property and equipment totaled $138,078 and $38,626, respectively.
NOTE H — INTANGIBLE ASSETS
The following table summarizes intangible assets included on the consolidated balance sheet:

	June 30, 2024
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,863	$(447,838)	$812,025
Developed technology	17,645,683	(591,391)	17,054,292
Total	$18,905,546	$(1,039,229)	$17,866,317

	December 31, 2023
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,863	$(377,716)	$882,147
Indefinite-lived intangible assets:
In-process research and development	17,000,000	—	17,000,000
Total	$18,259,863	$(377,716)	$17,882,147
Total amortization expense was $626,452 and $182,076 for the three months ended June 30, 2024 and 2023, respectively. Total amortization expense was $661,513 and $201,308 for the six months ended June 30, 2024 and 2023, respectively.
Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2024 (remaining 6 months)	$1,844,293
2025	3,688,589
2026	3,688,589
2027	3,656,574
2028	3,640,566
Thereafter	1,347,706
$17,866,317
NOTE I — ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Accrued professional fees	$4,390,068	$245,751
Accrued compensation and related expenses	974,996	1,146,435

Due to related party	380,000	178,723
Accrued other	89,298	66,139
Accrued expenses	$5,834,362	$1,637,048
NOTE J — DEBT

Convertible Notes

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

Beginning on December 14, 2024 (the “First Conversion Date”), the Cohen Convertible Note is convertible into shares of Common Stock of the Company equal to: (i) up to 40% of the outstanding principal balance plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share (the “Conversion Purchase Price”) equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (as defined below); provided, that, if the Conversion Purchase Price is less than $1.20 per share (the “Floor Price”) on the Conversion Date, CCM may not convert any portion of the Cohen Convertible Note on such Conversion Date at a price less than the Floor Price. Additionally, on the 14th day of each successive month commencing with January 14, 2025 (each such day, an “Additional Conversion Date” and together with the First Conversion Date, the “Conversion Dates”), CCM may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) the Conversion Purchase Price (subject to the Floor Price). A maximum of 1,583,334 shares of Common Stock may be issued upon conversion of the Cohen Convertible Note.

Short-term Debt Related to Acquisition of DM Lab

As of June 30, 2024, the Company had four loans outstanding that were assumed in the DM Lab transaction, totaling $891,974, a decrease of $252,601 from the acquisition date due to the amount converted to equity on May 25, 2023. The loans carry varying interest rates ranging from 4.667% to 6.69%. During the three months ended June 30, 2024 and 2023 the Company incurred interest expense of $11,404 and $15,585, respectively, which is included in interest expense in the unaudited condensed consolidated statement of operations. During the six months ended June 30, 2024 and 2023, the Company incurred interest expense of $27,020 and $15,585, respectively. All loans are due within 12 months from the balance sheet date and have no optional or mandatory redemption or conversion features. These obligations have been classified as current liabilities on the balance sheet and the fair value of the loans approximates the carrying amount due to their short-term nature. Additionally, there are no associated restrictive covenants, third-party guarantees, or pledged collateral. As of the reporting date, there have been no defaults on these loans. In February 2024, the Company obtained a waiver to extend the due dates of $668,674 of its short-term debt to January 2025.
NOTE K — STOCKHOLDERS’ EQUITY
In August 2023, the Company entered into the Reseller Agreement with AFG whereby AFG agreed to operate as the exclusive channel partner and reseller of the Company’s software as a service in the motor vehicle marketing and manufacturing industry for a term of five years. The Company issued to AFG 1,750,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger which is recorded within other assets on the unaudited condensed consolidated balance sheet. This amount will be accounted for as a reduction in transaction price as the Company transfers goods and services to AFG over the term of the Reseller Agreement.

Additionally, the Company issued a non-transferable warrant (“Reseller Warrant”) that entitles AFG to purchase up to 3,750,000 shares of Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant.

The Reseller Warrant is divided into eleven tranches and each warrant tranche will become exercisable for a three-year period if the amount actually paid by AFG during an annual period meets or exceeds the corresponding threshold. As of June 30, 2024, none of the warrant tranches were exercisable as the vesting condition was not yet probable. When the vesting condition becomes probable, the fair value of the warrant tranche will be accounted for as a reduction in transaction price as the Company transfers goods and services to AFG during the annual period.

On March 14, 2024 in connection with the Closing, the issuance of 7,885,220 shares of Common Stock to DHC stockholders as consideration for the Merger was reflected on the unaudited condensed consolidated statements of stockholders’ equity (deficit). Further, upon completion of the Merger, the Company’s Certificate of Incorporation and Bylaws were adopted, authorizing the issuance of 750,000,000 shares of Common Stock, par value of $0.0001 per share and 10,000,000 shares of Preferred Stock, par value of $0.0001 per share.

In March 2024, concurrent with the Merger, the Company sold 550,000 shares of Common Stock to AFG for gross proceeds of $5,500,000.

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,980,000 shares of Common Stock of the Company at a price per share of $2.50 and an aggregate of 3,960,000 warrants to purchase 3,960,000 shares of Common Stock, which was divided into two tranches consisting of (i) 1,980,000 warrants immediately exercisable for a term of one year from (the “May One-Year Warrants”) and (ii) 1,980,000 warrants immediately exercisable for a term of five years (the “May Five-Year Warrants,” together with the May One-Year Warrants, the “May Warrants”), each with an exercise price of $2.50 per share, subject to customary adjustments, for an aggregate purchase price of $4,950,000.

Through June 30, 2024, the Company issued an aggregate 877,500 shares of Common Stock to the Purchasers for net proceeds of $1,993,750. Upon the issuances of such shares of Common Stock, an aggregate 877,500 May One-Year Warrants and 877,500 May Five-Year Warrants were issued to the Purchasers and are currently exercisable. The remaining unissued shares and May Warrants remain in escrow until the conditions in the May SPA are satisfied. The Purchaser shall be required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $2.50 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the Purchasers. If a Purchaser fails to pay its required funding by the respective deadline, the Purchaser’s entire commitment under the May SPA will become immediately due and payable.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants which are all outstanding as of June 30, 2024. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

The Private Placement Warrants are identical to the Public Warrants, except that (x) the Private Placement Warrants and the Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In connection with the May SPA, the Company also entered into a Letter Agreement to Exercise Warrants (“May Warrant Exercise Agreement”) with certain of the Purchasers (the “Required Warrant Parties”). Under the May Warrant Exercise Agreement, if the Company uses commercially reasonable efforts to raise an additional $3,250,000 in capital (excluding amounts raised under the May SPA) but is unable to do so by October 31, 2024, the Required Warrant Parties will be required to exercise for cash certain of their May Warrants on a monthly basis in the amounts and on the dates as determined in the May Warrant Exercise Agreement. For each May Warrant so exercised, the Company will issue one new May One-Year Warrant and one new May Five-Year Warrant (collectively, “May Reload Warrants”) each with an exercise price of $2.50 to the Required Warrant Party. A maximum of 2,600,000 May Reload Warrants may be issued pursuant to the May Warrant Exercise Agreement. As of June 30, 2024 there were 1,755,000 May Warrants outstanding at an exercise price of $2.50 per share. As of June 30, 2024, there were no May Reload Warrants issued.
Equity Compensation Plans

2021 Incentive Stock Option Plan
In May 2021, the Company adopted the 2021 Incentive Stock Option Plan (“2021 Option Plan”) that provides for the grant of the following types of stock awards: (i) incentive stock Options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. The 2021 Option Plan was administered by the Company’s Board of Directors (the “Board of Directors”). In connection with the Closing, all outstanding awards were assumed by BEN pursuant to the terms of the Business Combination Agreement and the Board of Directors declared that there will be no further issuances under the 2021 Option Plan.

2023 Long-Term Incentive Plan

In connection with the Closing, the 2023 Long-Term Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2023 Plan is administered by the Board of Directors. The 2023 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2023 Plan may total up to 2,942,245 shares of Common Stock. As of June 30, 2024, 2,555,256 shares remained available for grant under the 2023 Plan.
NOTE L — EQUITY-BASED COMPENSATION
Option Awards
2024 Activity
The Company granted options to acquire 108,040 shares of Common Stock of the Company at weighted average exercise price of $8.10 per share in the six months ended June 30, 2024. Generally, options have a service vesting condition of 25% cliff after 1 year and then monthly thereafter for 36 months (2.067% per month).
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the options granted:

	Six Months Ended June 30,
	2024	2023
Expected term	5.0 years	5.0 years
Risk-free interest rate	4.13%	3.55%
Dividend yield	0.00%	0.00%
Volatility	54.79%	50.00%

A summary of option activity for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	2,430,900	$4.19	$—	—
Granted	108,040	$8.10	$4.18	—
Forfeited	(30,387)	$3.70	$—	—
Outstanding as of June 30, 2024	2,508,553	$4.32	$2.19	8.76
Vested and expected to vest as of June 30, 2024	2,508,553	$4.32	$2.19	8.76
Exercisable as of June 30, 2024	1,915,797	$3.87	$1.90	8.70
The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2024 was $623,931 and $428,953, respectively. At June 30, 2024, future stock-based compensation for options granted and outstanding of $1,539,203 will be recognized over a remaining weighted-average requisite service period of 3.28 years.
The Company recorded stock-based compensation expense related to options of $291,610 and $1,841,767 in the three months ended June 30, 2024 and 2023, respectively, to the accompanying statements of operations. The Company recorded stock-based compensation expense related to options of $698,590 and $4,284,468 in the six months ended June 30, 2024 and 2023, respectively, to the accompanying statements of operations.
Common Stock Warrants

AFG Warrants

There were 3,750,000 warrants granted to AFG during the six months ended June 30, 2024 at an exercise price of $10.00 and a fair value of $2.52 per warrant (Note K).

Compensatory Warrants

There were 54,019 warrants exercised in the six months ended June 30, 2024 at a weighted average exercise price of $0.38 per share. As of June 30, 2024, there were 985,864 warrants outstanding at a weighted average exercise price of $3.12 per share, with expiration dates ranging from 2025 to 2033. The Company recorded $61,691 and $1,815,496 stock-based compensation expense related to warrants for the three and six months ended June 30, 2023. There was no such expense during the three and six months ended June 30, 2024.
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the AFG and compensatory warrants granted:

	Six Months Ended June 30,
	2024	2023
Expected term	3 years	10 years
Risk-free interest rate	4.46%	3.74%
Dividend yield	0.00%	0.00%
Volatility	55.14%	45.86%

The Company has recorded stock-based compensation related to its options and warrants in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$159,387	$1,841,767	$493,436	$4,284,468
Research and development	132,223	—	205,154	—
	$291,610	$1,841,767	$698,590	$4,284,468
Stock-based compensation capitalized as part of capitalized software costs for the six months ended June 30, 2024 were $205,154 which is in addition to amounts included in the table above. No stock-based compensation costs were capitalized during the three or six months ended June 30, 2023.

Restricted share awards

During the six months ended June 30, 2024, the Company issued 417,376 restricted share awards to certain of its directors and officers. Of the restricted share awards granted, 381,915 shares vested immediately upon grant, while 35,461 shares vest in the third quarter of 2024. The fair value of a restricted share award is equal to the fair market value price of the Company's Common Stock on the date of grant. The Company recorded stock-based compensation expense of $563,500 for the three and six months ended June 30, 2024 related to these restricted share awards.

The following table summarizes activity related to restricted share awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	—	$—
Granted	417,376	$1.41
Vested	(381,915)	$1.41
Outstanding at June 30, 2024	35,461	$1.41
NOTE M — RELATED PARTY TRANSACTIONS
AFG Reseller Agreement

On August 19, 2023, the Company entered into Reseller Agreement, providing for, among other things, AFG to act as the Company’s exclusive reseller of certain products on terms and conditions set forth therein and, as partial consideration to AFG for such services, the Company issued 1,750,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger. Additionally, the Company issued AFG a warrant to purchase up to 3,750,000 shares of Common Stock, with each warrant exercisable for one share of Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant (Note K). During the six months ended June 30, 2024 there was no revenue recognized pursuant to the Reseller Agreement.

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of June 30, 2024, $380,000 and $30,570 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2023, $178,723 and $48,069 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet. During the three months ended June 30, 2024 and 2023, the Company recorded professional and other fees and costs related to consulting services from related parties of $66,102 and $116,927, respectively, within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, the Company recorded professional and other fees and cost related to consulting services from related parties of $124,887 and $157,217, respectively, within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Promissory Note

On June 30, 2023, the Company entered into a promissory note agreement with a related party for $620,000. The note bears interest at 7% per annum and matures on June 25, 2025. During the three and six months ended June 30, 2024, the Company issued 93,333 shares of Common Stock to extinguish the outstanding balance of $420,000, resulting in a gain on debt extinguishment of $97,992 in the accompanying unaudited condensed consolidated statements of operations.

Related Party Advance

The Company received non-interest bearing and payable upon demand related party advances from DHC’s Sponsor in connection with the Merger. As of June 30, 2024, the Company had $693,036 in related party advances in the accompanying unaudited consolidated balance sheets.
NOTE N — COMMITMENTS AND CONTINGENCIES
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

Employment contracts

The Company has entered into employment contracts with its officers and certain employees that provide for severance and continuation benefits in the event of termination of employment either by the Company without cause or by the employee for good reason, both as defined in the agreements, along with any unpaid vested options, equity or earned bonuses. In addition, in the event of termination of employment following a change in control, as defined in each agreement the employee shall receive a prorated bonus payment and severance payments (as defined in each agreement).

Korea University

The Company is party to multiple research and development sponsorship agreement with Korea University.

Pursuant to a sponsorship agreement entered into in November 2023, the Company agreed to pay 21.6 million Korean won (approximately $15,552) to Korea University during the period from November 1, 2023 through March 10, 2024. As of June 30, 2024, the Company paid the agreed upon funding of $15,552.

The Company entered into another sponsorship agreement in December 2023 for total consideration of up to 528.0 million Korean won (approximately $380,160) from January 2024 through December 2024. The Company can terminate the agreement upon written notice to Korea University for a period of at least one month. As of June 30, 2024, the Company had paid 211.2 million Korean won (approximately $152,064) and owes the remaining 316.8 million Korean won (approximately $228,096) throughout the remainder of 2024.
NOTE O — SUBSEQUENT EVENTS

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 120,000 shares of Common Stock at a price per share of $2.50 and an aggregate of 240,000 warrants, consisting of (i) 120,000 warrants with a term of one year and (ii) 120,000 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $2.50 per share.

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
Recent Events

Co-Chief Executive Officer Transition

Effective June 28, 2024, the Company entered into a Second Amendment to that Certain Employment Agreement, dated March 14, 2024 by and between the Company and Michael Zacharski (the “Employment Agreement Amendment”). The Employment Agreement Amendment amends the terms of the cash bonus Mr. Zacharski was entitled to receive upon the successful closing of the Company’s initial business combination to provide that Mr. Zacharski is entitled to receive a vested bonus equal to $0.5 million with (i) 50% of the bonus payable in the form of the number of fully-vested restricted shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and (ii) the remaining 50% of the bonus payable in cash to Mr. Zacharski by September 30, 2024 or upon the completion of an acquisition by the Company, whichever is earlier, but in no event later than December 31, 2024. In addition, the Employment Agreement Amendment modifies Mr. Zacharski’s professional duties, effective June 24, 2024, such that Mr. Zacharski shall serve as the Company’s Co-Chief Executive Officer with responsibilities, duties and authority limited solely to providing strategic advice to the Company related to potential acquisitions and related transactions, reporting directly to the Company’s Board of Directors. Effective June 28, 2024, the Company entered into an amendment to that certain Option Agreement, dated

March 15, 2023, by and between the Company and Mr. Zacharski, to extend Mr. Zacharski’s option exercise period until the end of its maximum ten-year term, March 15, 2033.

July Private Placement

On July 1, 2024, the Company entered into a Securities Purchase Agreement with The Williams Family Trust (the “July SPA”) for the issuance and sale of 120,000 shares of Common Stock and 240,000 warrants, consisting of 120,000 July Warrants with a term of one year (the “July One-Year Warrants”) and 120,000 July Warrants with a term of five years (the “July Five-Year Warrants,” together with the July One-Year Warrants, the “July Warrants”), to The Williams Family Trust for an aggregate purchase price of $0.3 million. The July Warrants are exercisable for Common Stock at a price of $2.50 per share and were immediately issued upon the closing date of July 1, 2024.

Debt Conversion

Effective June 30, 2024, Prior BEN and the Company entered into a Debt Conversion Agreement with October 3rd Holdings, LLC, pursuant to which the Company agreed to issue 93,333 shares of Common Stock at a price of $4.50 per share to October 3rd Holdings, LLC in exchange for the conversion of certain outstanding indebtedness owed by Prior BEN to October 3rd Holdings, LLC in the amount of $0.4 million.

May Private Placement

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,980,000 shares of Common Stock and 3,960,000 warrants, consisting of 1,980,000 May Warrants with a term of one year (the “May One-Year Warrants”) and 1,980,000 May Warrants with a term of five years (the “May Five-Year Warrants,” together with the May One-Year Warrants, the “May Warrants”), for aggregate gross proceeds of approximately $5.0 million. The May Warrants are exercisable for shares of Common Stock at an exercise price of $2.50 per share. On May 30, 2024, the Company issued to the Purchasers an aggregate of 200,000 shares of Common Stock and 400,000 May Warrants and the Purchasers paid an aggregate of $0.5 million to the Company in connection with the closing of the private placement. Pursuant to the May SPA, the remaining 1,780,000 shares of Common Stock and May Warrants to purchase 3,560,000 shares of Common Stock are to remain in escrow until each Purchaser deposited amounts on a monthly basis no later than June 27, 2024, July 29, 2024, August 29, 2024, September 27, 2024 and October 29, 2024 (the “Required Fundings”). Upon payment of each Required Funding, a pro rata portion of the shares of Common Stock and May Warrants in escrow are to be issued and released to the Purchasers. As of August 9, 2024, 1,107,500 shares of Common Stock have been issued to the Purchasers upon payment for aggregate gross proceeds of $2.8 million.

Cohen Convertible Note

On April 12, 2024, we issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division in the principal amount of $1.9 million (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection with its merger with Prior BEN and DHC (the “Business Combination”). Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note is March 14, 2025.
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

Gain on debt extinguishment

Gain on debt extinguishment is related to settlement of accounts payable through issuance of shares of Common Stock and negotiated cash settlement.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Increase (Decrease)
	2024	2023
Revenues	$—	$—	$—
Operating expenses:
General and administrative	5,255,136	2,779,722	2,475,414
Depreciation and amortization	682,244	220,702	461,542
Research and development	355,565	76,378	279,187
Total operating expenses	6,292,945	3,076,802	3,216,143
Loss from operations	(6,292,945)	(3,076,802)	(3,216,143)
Other income (expenses):
Interest expense	(19,403)	—	(19,403)
Interest income	114	—	114
Gain on debt extinguishment	1,847,992	—	1,847,992
Change in fair value of warrant liabilities	1,456,661	—	1,456,661
Other	(42,123)	(31,750)	(10,373)
Other income (expenses), net	3,243,241	(31,750)	3,274,991
Net loss	(3,049,704)	(3,108,552)	58,848

General and administrative expenses
General and administrative expenses for the three months ended June 30, 2024 were approximately $5.3 million, an increase of approximately $2.5 million, compared to three months ended June 30, 2023. The increase was primarily due to a $1.7 million increase in professional fees, a $1.6 million increase in employee related costs, a $0.2 million increase in insurance and taxes, and a $0.1 million increase in transaction related costs, all related to the expansion of our operations as a result of the acquisition of DM Lab Co., LTD (“DM Lab”) in May 2023, partially offset by a decrease in stock-based compensation of $1.1 million. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.
Depreciation and amortization expenses
Depreciation and amortization expenses for the three months ended June 30, 2024 were approximately $0.7 million, an increase of approximately $0.5 million, compared to the three months ended June 30, 2023. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.
Research and development expenses
Research and development expenses for the three months ended June 30, 2024 were approximately $0.4 million, an increase of approximately $0.3 million, compared to the three months ended June 30, 2023. The increase in research and development expenses was primarily due to an increase in our stock-based compensation due to an increase in headcount as a result of the acquisition of DM Lab in May 2023.

Gain on debt extinguishment

Gain on extinguishment of debt for the three months ended June 30, 2024 was approximately $1.8 million, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement. We did not have such extinguishment of debt during the three months ended June 30, 2023.

Change in fair value of warrant liabilities
Change in fair value of the warrant liabilities for the three months ended June 30, 2024 was approximately $1.5 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. We did not incur such expenses during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
Revenues	$49,790	$—	$49,790
Operating expenses:
General and administrative	11,765,671	5,396,446	6,369,225
Depreciation and amortization	799,591	239,934	559,657
Research and development	606,236	78,378	527,858
Total operating expenses	13,171,498	5,714,758	7,456,740
Loss from operations	(13,121,708)	(5,714,758)	(7,406,950)
Other income (expenses):
Interest expense	(44,453)	—	(44,453)
Interest income	3,232	—	3,232
Gain on debt extinguishment	1,847,992	—	1,847,992
Change in fair value of warrant liabilities	1,395,838	—	1,395,838
Other	(15,014)	(31,750)	16,736
Other income (expenses), net	3,187,595	(31,750)	3,219,345
Net loss	$(9,934,113)	$(5,746,508)	$(4,187,605)
Revenues
During the six months ended June 30, 2024, we earned $0.05 million in revenue through proof of concept and revenue sharing. There were no revenues for the six months ended June 30, 2023.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2024 were approximately $11.8 million, an increase of approximately $6.4 million, compared to six months ended June 30, 2023. The increase was primarily due to transaction costs of $3.3 million incurred in connection with the Business Combination, a $3.2 million increase in employee related costs including $1.2 million in one-time bonuses in connection with the Business Combination, a $2.7 million increase in professional fees, a $0.3 million increase in insurance and taxes, a $0.1 million increase in office related expenses, and a $0.1 million increase in promotional costs, and all related to the expansion of our operations as a result of the acquisition of DM Lab in May 2023, partially offset by a decrease in stock-based compensation of $3.2 million due to the issuance of Prior BEN warrants and options which vested on the date of grant during the first quarter of 2023. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses
Depreciation and amortization expenses for the six months ended June 30, 2024 were approximately $0.8 million, an increase of approximately $0.6 million, compared to the six months ended June 30, 2023. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.
Research and development expenses
Research and development expenses for the six months ended June 30, 2024 were approximately $0.6 million, an increase of approximately $0.5 million, compared to the six months ended June 30, 2023. The increase in research and development expenses was primarily due to an increase in our stock-based compensation due to an increase in headcount as a result of the acquisition of DM Lab in May 2023.

Gain on debt extinguishment

Gain on extinguishment of debt for the six months ended June 30, 2024 was approximately $1.8 million, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement. We did not have such extinguishment of debt during the six months ended June 30, 2023.

Change in fair value of warrant liabilities
Change in fair value of the warrant liabilities for the six months ended June 30, 2024 was approximately $1.4 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. We did not incur such expenses during the six months ended June 30, 2023.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
As of June 30, 2024, our principal source of liquidity was cash of approximately $1.4 million. We have financed operations to date with proceeds from the Cohen Convertible Note, transactions with AFG, sales of our Common Stock, warrant exercises and debt issuances to related and non-related parties. As described in Note A of our audited consolidated financial statements and unaudited consolidated interim financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $23.2 million at June 30, 2024. We expect losses and negative cash flows to continue for the foreseeable future, primarily as a result of increased general and administrative expenses, continued product research and development and marketing efforts. Management anticipates that significant additional expenditures will be necessary to develop and expand our business, including through stock and asset acquisitions, before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Current available funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business, including through the Business Combination or through business development activities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. Our history of losses, our negative cash flow from operations, our limited cash resources on hand and our dependence on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in their report on our consolidated financial statements as of and for the year ended December 31, 2023 with respect to this uncertainty.

Co-Chief Executive Officer Transition

Effective June 28, 2024, the Company entered into the Employment Agreement Amendment with Mr. Zacharski, which amended the terms of the cash bonus Mr. Zacharski was entitled to receive upon the successful closing of the Company’s initial business combination to provide that Mr. Zacharski is entitled to receive a vested bonus equal to $0.5 million with (i) 50% of the bonus payable in the form of the number of fully-vested restricted shares of Common Stock, and (ii) the remaining 50% of the bonus payable in cash to Mr. Zacharski by September 30, 2024 or upon the completion of an acquisition by the Company, whichever is earlier, but in no event later than December 31, 2024.

July Private Placement

On July 1, 2024, the Company entered into the July SPA for the issuance and sale of 120,000 shares of Common Stock and 240,000 July Warrants, consisting of 120,000 July One-Year Warrants and 120,000 July Five-Year Warrants to The Williams Family Trust for an aggregate purchase price of $0.3 million.

Debt Conversion

Effective June 30, 2024, Prior BEN and the Company entered into a Debt Conversion Agreement with October 3rd Holdings, LLC, pursuant to which the Company agreed to issue 93,333 shares of Common Stock at a price of $4.50 per share to October 3rd Holdings, LLC in exchange for the conversion of certain outstanding indebtedness owed by Prior BEN to October 3rd Holdings, LLC in the amount of $0.4 million.

May Private Placement

On May 28, 2024, the Company entered into the May SPA for the issuance and sale of 1,980,000 shares of Common Stock and 3,960,000 May Warrants, consisting of 1,980,000 May One-Year Warrants and 1,980,000 May Five-Year Warrants for aggregate gross proceeds of approximately $5.0 million. On May 30, 2024, the Company issued to the Purchasers an aggregate of 200,000 shares of Common Stock and 400,000 May Warrants and the Purchasers paid an aggregate of $0.5 million to the Company in connection with the closing of the private placement. Pursuant to the May SPA, the remaining 1,780,000 shares of Common Stock and May Warrants to purchase 3,560,000 shares of Common Stock are to remain in escrow until each Purchaser deposited amounts on a monthly basis no later than June 27, 2024, July 29, 2024, August 29, 2024, September 27, 2024 and October 29, 2024. Upon payment of each Required Funding, a pro rata portion of the shares of Common Stock and May Warrants in escrow are to be issued and released to the Purchasers. As of August 9, 2024, 1,107,500 shares of Common Stock have been issued to the Purchasers upon payment for aggregate gross proceeds of $2.8 million.

In connection with the May SPA, on May 28, 2024, the Company also entered into a Letter Agreement to Exercise Warrants (the “May Warrant Exercise Agreement”) with certain of the Purchasers (the “Required Warrant Parties”). In the event the Company uses commercially reasonable efforts to raise an additional $3.3 million (not including amounts raised under the May SPA) in additional capital but is unable to do so by October 31, 2024, the Required Warrant Parties shall be required to exercise for cash certain of their Warrants on a monthly basis in the amounts and on the dates set forth below.

Number of Warrants	Date
100,000	October 31, 2024
300,000	November 30, 2024
300,000	December 31, 2024
300,000	January 31, 2025
300,000	February 28, 2025

In consideration for each May Warrant held by a Required Warrant Party so exercised, the Company shall issue to such Required Warrant Party one new May One-Year Warrant and one new May Five-Year Warrant, each with an exercise price of $2.50.

Cohen Convertible Note

On April 12, 2024, we issued the Cohen Convertible Note, to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note is March 14, 2025.

Cash Exercise of Warrants

There is no assurance that the holders of the Warrants will elect to exercise for cash any or all of such Warrants, especially when the trading price of our Common Stock is less than the exercise price per share of such Warrants. We believe the likelihood that warrantholders will exercise their respective Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than the exercise price per share of a Warrant, we expect that a warrantholder would not exercise their Warrants. To the extent that any Warrants are exercised on a “cashless basis” under certain conditions, we would not receive any proceeds from the exercise of such Warrants.

As of the date of this filing, we have neither included nor intend to include any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity sources or capital resource planning. We do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business, including through the business development activities discussed above to continue to support our operations. Therefore, the availability or unavailability of any proceeds from the exercise of our Warrants is not expected to affect our ability to fund our operations. We will continue to evaluate the probability of Warrant exercise over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity sources and capital resources planning.

To the extent such Warrants are exercised, additional Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock, which increases the likelihood of periods when our Warrants will not be in the money prior to their expiration.

Material Cash Requirements
Our material cash requirements include the following potential and expected obligations:

Bank Loans
As of June 30, 2024, we had four loans outstanding, all of which were assumed in the acquisition of DM Lab in May 2023, totaling approximately $0.9 million. The loans carry varying interest rates ranging from 4.667% to 6.69% and have varying maturity dates ranging from January to September 2024. The loans do not have optional or mandatory redemption or conversion features. In February 2024, we obtained a waiver to extend the due dates of $0.7 million of our outstanding bank loans to January 2025.

Related—Party Promissory Note

In June 2023, we entered into a promissory note agreement with a related party for $0.6 million. During the second quarter of 2024, we issued 93,333 shares of Common Stock to extinguish the outstanding balance of $0.4 million.

Research and Development Sponsorship

In December 2023, we entered into a research and development sponsorship agreement with Korea University for total consideration of up to 528.0 million Korean won (approximately $0.4 million) from January 2024 through December 2024. We can terminate the agreement upon 30 days written notice to Korea University. As of June 30, 2024, we paid 211.2 million Korean won (approximately $0.2 million) and owe the remaining 316.8 million Korean won (approximately $0.2 million) throughout the remainder of 2024.
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(8,612,872)	$(1,251,563)
Cash used in investing activities	(99,730)	(581,140)
Cash provided by financing activities	8,459,014	2,118,776
Net (decrease) increase in cash and cash equivalents	$(253,588)	$286,073
Operating activities
Cash used in operating activities was approximately $8.6 million during the six months ended June 30, 2024 primarily due to our net loss of approximately $9.9 million. The net loss included non-cash charges of approximately $0.3 million, which consisted of approximately $1.4 million of write offs of deferred financing fees, $1.3 million in equity-based compensation expense, including the issuance of restricted shares, $0.8 million of depreciation and amortization expense, partially offset by $1.8 million in gains on debt extinguishment and $1.4 million in changes in fair value of the warrant liabilities. The net cash inflow of approximately $1.0 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $3.6 million, partially offset by a decrease of accrued expenses of $1.7 million, an increase in prepaid expense and other current assets of $0.8 million.
Cash used in operating activities was approximately $1.3 million during the six months ended June 30, 2023, primarily due to our net loss of approximately $5.7 million. The net loss included non-cash charges of approximately $4.5 million, which primarily consisted of approximately $4.3 million in equity-based compensation expense and $0.2 million of depreciation and amortization expense. The net cash outflow of approximately $0.03 million from changes in our operating assets and liabilities was primarily due to a decrease in accounts payable, partially offset by an increase in accrued expenses.

Investing activities

Cash used in investing activities during the six months ended June 30, 2024 was approximately $0.1 million, which consisted primarily of capitalized internal-use software costs.

Cash used in investing activities during the six months ended June 30, 2023 was approximately $0.6 million, which consisted primarily of deposits on patents, capitalized internal-use software costs and assets acquired from DM Lab.
Financing activities
Cash provided by financing activities during the six months ended June 30, 2024 was approximately $8.5 million, consisted primarily of proceeds received from the sale of Common Stock of $8.5 million.
Cash provided by financing activities during the six months ended June 30, 2023 was approximately $2.1 million, which was attributable to $1.4 million in proceeds received from convertible notes, $0.6 million in proceeds from a related party note, and $0.1 million in related party advance repayments.
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

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, which was filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on March 20, 2024.
Recent Accounting Pronouncements
See Note B to our consolidated financial statements, which was filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on March 20, 2024 for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.
Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2024, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Merger on March 20, 2024. Prior to the Merger, DHC disclosed in the Risk Factors of its Form S-4/A filed on February 12, 2024, a material weakness in internal controls over financial reporting. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the lack in investment of resources into accounting and reporting functions to properly account for and prepare U.S. GAAP compliant financial statements on a timely basis and to properly document risks affecting financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system, the accounting for the merger with DPL, the accounting for the extinguishment of certain liabilities through the issuance of common stock or through the exercise of warrants, the improper classification of the acquired developed technology from DM Lab as in in-process research and development asset, and the delay in obtaining valuation reports as it relates to valuing equity grants. Notwithstanding this material weakness, management has concluded that our unaudited financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be detected.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response, the Company’s management has continued implementation of a plan to remediate this material weakness. These remediation measures are ongoing and include the following; hiring a Chief Financial Officer and adding additional review procedures by qualified personnel over complex accounting matters, which include engaging third-party professionals with whom to consult regarding complex accounting applications.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Co-Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Certain of the third parties on which we rely have experienced cybersecurity incidents in the past and may again in the future. We could experience adverse consequences resulting from any security incidents or other interruptions experienced by third-party service providers. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award, and our reputation could be harmed. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Actual or perceived breaches of security measures, unauthorized access to our systems or the systems of the third-party vendors that we rely upon, or any other cybersecurity threats may cause us to experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform and services, deter new customers from using our platform and services, and negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and such information could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnels’, or vendors’ use of generative AI technologies.

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

The Company may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the Public Warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, if, among other things, the reference value equals or exceeds $18.00 per share. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants listed on Nasdaq as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants as described above could force holders to (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (ii) sell the Public Warrants at the then-current market price when holders might otherwise wish to hold the Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of the Public Warrants. None of the 6,000,000 Private Placement Warrants sold at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, which were assumed in connection with the closing of the Business Combination, will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant if, among other things, the reference value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant). In such a case, the holders will be able to exercise their Public Warrants prior to redemption for a number of shares of Common Stock determined based on the redemption date and the fair market value of Common Stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of shares of Common Stock received is capped at 0.361 shares of Common Stock per Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.

We have the ability to require holders of the Public Warrants to exercise such warrants on a cashless basis, which will cause holders to receive fewer shares of Common Stock upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.

If the Company calls the Public Warrants for redemption after the redemption criteria have been satisfied, we have the option to require any holder that wishes to exercise their Public Warrants to do so on a “cashless basis.” If the Company’s management chooses to require holders to exercise their Public Warrants on a cashless basis, the number of shares of our Common Stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the Public Warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in the Company.

The exclusive forum clause set forth in the warrant agreement governing the Public Warrants may have the effect of limiting an investor’s rights to bring legal action against us and could limit the investor’s ability to obtain a favorable judicial forum for disputes with us.

Our outstanding Public Warrants provide for investors to consent to exclusive forum to state or federal courts located in New York, New York. This exclusive forum may have the effect of limiting the ability of investors to bring a legal claim against us due to geographic limitations and may limit an investor’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. Notwithstanding the foregoing, nothing in the warrant limits or restricts the federal district court in which a holder of a warrant may bring a claim under the federal securities laws.

A substantial number of the Company’s Common Stock are restricted securities and as a result, there may be limited liquidity for our Common Stock.

A substantial portion of our outstanding shares of Common Stock currently constitute restricted securities and “control” securities for purposes of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”) or otherwise subject to a contractual lockup. As a result, there may initially be limited liquidity in the trading market for our Common Stock until these shares are sold pursuant to an effective registration statement under the Securities Act or the shares become available for resale without volume limitations or other restrictions under Rule 144 and are otherwise no longer subject to a lockup agreement. Even once these are no longer restricted or a registration statement for such shares has become effective, the liquidity for our Common Stock may remain limited given the substantial holdings of such stockholders, which could make the price of our Common Stock more volatile and may make it more difficult for investors to buy or sell large amounts of our Common Stock.

Future resales of our Common Stock may cause the market price of our Common Stock to drop significantly, even if the Company’s business is doing well.

The Company’s pre-Business Combination equity holders hold the substantial majority of our outstanding Common Stock. The resale, or expected or potential resale, of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell your Common Stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to registration statements, selling holders will continue to offer the securities covered by registration statements for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time.

Further, sales of our Common Stock upon expected expiration of resale restrictions could encourage short sales by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. As such, short sales of our Common Stock could have a tendency to depress the price of our Common Stock, which could further increase the potential for short sales.

The Company cannot predict the size of future issuances or sales of our Common Stock or the effect, if any, that future issuances and sales of our Common Stock will have on the market price of our Common Stock. Sales of substantial amounts of our Common Stock, including issuances made in the ordinary course of the Company’s business, or the perception that such sales could occur, may materially and adversely affect prevailing market prices of our Common Stock.

In addition, registration rights we may grant in the future, including in the ordinary course of the Company’s business, may further depress market prices if these registration rights are exercised or shares of our Common Stock are sold under the registration statements. The presence of additional shares trading in the public market may also adversely affect the market price of our Common Stock.

Furthermore, while certain of the selling holders may experience a positive rate of return based on the current trading price of our Common Stock, public stockholders may not experience a similar rate of return on the securities purchased in the open market due to potential differences in the purchase prices paid by public stockholders for shares of Common Stock bought in the open market and the selling holders in transactions in which they purchased or received their Offered Securities and the current trading price of our Common Stock.

Certain existing securityholders acquired their securities in the Company at prices below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in our Company may not experience a similar rate of return.

Certain securityholders in the Company, including certain of the selling holders, acquired Common Stock, as well as shares of Common Stock underlying Warrants, at prices below the current trading price of such securities and may experience a positive rate of return based on the current trading price. On July 25, 2024, the closing price of our Common Stock was $2.66 per share.

Given the relatively lower purchase prices that many of our selling holders paid to acquire offered securities compared to their current trading prices, these selling holders in some instances may earn a significant positive rate of return on their investment depending on the market price of our Common Stock at the time that such selling holders choose to sell their securities. The selling holders purchased, or were given as consideration to, as applicable, the securities offered for resale at effective purchase prices ranging from significantly below to above current trading prices, as set forth in further detail in the section titled “Purchase Price Paid By the Selling Security Holders” in our Registration Statement on Form S-1, filed on June 20, 2024. Investors who purchase our Common Stock and Public Warrants on The Nasdaq Capital Market following the Business Combination may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the current trading price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

July Private Placement

On July 1, 2024, the Company entered into the July SPA with The Williams Family Trust for the issuance and sale of 120,000 shares of Common Stock at a price per share of $2.50 and an aggregate of 240,000 July Warrants, consisting of (i) 120,000 warrants with a term of one year and (ii) 120,000 warrants with a term of five years to The Williams Family Trust for an aggregate purchase price of $0.3 million. The warrants are exercisable for Common Stock at a price of $2.50 per share and were immediately issued to The Williams Family Trust on July 1, 2024. The issuances of such shares and warrants were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Debt Conversion

Effective June 30, 2024, Prior BEN and the Company entered into a Debt Conversion Agreement with October 3rd Holdings, LLC, pursuant to which the Company agreed to issue 93,333 shares of Common Stock at a price of $4.50 per share to October 3rd Holdings, LLC in exchange for the conversion of certain outstanding indebtedness owed by Prior BEN to October 3rd Holdings, LLC in the amount of $0.4 million. The securities were offered and sold in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act.

May Private Placement

On May 28, 2024, the Company entered into the May SPA with Purchasers, dated May 28, 2024 for the issuance and sale of 1,980,000 shares of Common Stock and 3,960,000 warrants, consisting of 1,980,000 May One-Year Warrants and 1,980,000 May Five-Year Warrants, for aggregate gross proceeds of approximately $5.0 million. The May Warrants are exercisable for shares of Common Stock at an exercise price of $2.50 per share. On May 30, 2024, the Company issued to the Purchasers an aggregate of 200,000 shares of Common Stock and 400,000 May Warrants and the Purchasers paid an aggregate of $0.5 million to the Company in connection with the closing of the private placement. Pursuant to the May SPA, the remaining 1,780,000 shares of Common Stock and May Warrants to purchase 3,560,000 shares of Common Stock are to remain in escrow until each Purchaser deposited amounts on a monthly basis no later than June 27, 2024, July

29, 2024, August 29, 2024, September 27, 2024 and October 29, 2024. Upon payment of each Required Funding, a pro rata portion of the shares of Common Stock and May Warrants in escrow are to be issued and released to the Purchasers.

The issuances of such shares and May Warrants were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Convertible Promissory Note

In connection with the close of the Merger, the Company issued the Cohen Convertible Note to J.V.B. Financial Group, LLC, acting through its CCM division in the principal amount of $1.9 million, on April 12, 2024. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note is March 14, 2025.

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

Issuer Purchases of Common Stock

During the three months ended June 30, 2024, the Company did not repurchase any shares of Common Stock.
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
2.1#
Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023, by and among Brand Engagement Network Inc., BEN Merger Subsidiary Corp., DHC Acquisition Corp and, solely with respect to Section 7.21 and 9.03 thereto, DHC Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2023).

3.1
Certificate of Incorporation of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

3.2
Bylaws of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

4.1
Warrant Agreement between Continental Stock Transfer & Trust Company and DHC Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 5, 2021).

4.2
Registration and Shareholder Rights Agreement, dated March 4, 2021, by and between DHC Acquisition Corp, DHC Sponsor, LLC and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 5, 2021).

4.2.1
Amended and Restated Registration Rights Agreement, dated March 14, 2024 by and among Brand Engagement Network Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.1†
First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated April 22, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).

10.2†
First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Paul Chang, dated April 22, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).

10.3
Brand Engagement Network Inc. Convertible Promissory Note, dated April 12, 2024, by and between Brand Engagement Network Inc. and J.V.B. Financial Group, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 12, 2024).

10.4
Securities Purchase Agreement, dated May 28, 2024, by and between the Company and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 29, 2024).

10.5
Letter Agreement to Exercise Warrants, dated May 28, 2024, by and between the Company and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 29, 2024)

10.6†
Second Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated June 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on July 5, 2024).

10.7†
First Amendment to Option Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated June 28, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on July 5, 2024).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Brand Engagement Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Filed herewith
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
†    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brand Engagement Network Inc.

Date: August 14, 2024	By:	/s/ Paul Chang
	Name:	Paul Chang
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Bill Williams
	Name:	Bill Williams
	Title:	Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)