Form 10-Q
period 2024-09-30
Brand Engagement Network Inc.
filed 2024-11-14
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 13, 2024, 37,931,764 shares of the Issuer’s common stock, $0.0001 par value per share, and 10,314,952 public warrants representing the right to acquire one share of the Issuer’s common stock for $11.50, were outstanding.

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

•our ability to maintain the listing of our securities on the Nasdaq Stock Market (“Nasdaq”);

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

Part I. Financial Information
Item 1. Financial Statements
BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023*
ASSETS
Current assets:
Cash and cash equivalents	$72,878	$1,685,013
Accounts receivable, net of allowance	30,888	10,000
Due from Sponsor	3,000	—
Prepaid expenses and other current assets	1,075,103	201,293
Total current assets	1,181,869	1,896,306
Property and equipment, net	285,305	802,557
Intangible assets, net	17,006,906	17,882,147
Other assets	13,475,000	1,427,729
TOTAL ASSETS	$31,949,080	$22,008,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,376,310	$1,282,974
Accrued expenses	4,185,315	1,637,048
Due to related parties	693,036	—
Deferred revenue	—	2,290
Convertible note	1,900,000	—
Short-term debt	891,974	223,300
Total current liabilities	13,046,635	3,145,612
Warrant liabilities	1,150,868	—
Note payable - related party	—	500,000
Long-term debt	—	668,674
Total liabilities	14,197,503	4,314,286
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. There are no shares issued or outstanding as of September 30, 2024 or December 31, 2023	—	—
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of September 30, 2024 and December 31, 2023, respectively, 37,931,764 and 23,270,404 shares issued and outstanding	3,794	2,327
Additional paid-in capital	46,806,699	30,993,846
Accumulated deficit	(29,058,916)	(13,301,720)
Total stockholders’ equity	17,751,577	17,694,453
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,949,080	$22,008,739

* Derived from audited information
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$50,000	$—	$99,790	$—
Cost of revenues	—	—	—	—
Gross profit	50,000	—	99,790	—
Operating expenses:
General and administrative	4,203,946	2,282,434	15,969,617	7,678,880
Depreciation and amortization	972,375	209,729	1,771,966	449,663
Research and development	153,191	75,450	759,427	153,828
Total operating expenses	5,329,512	2,567,613	18,501,010	8,282,371
Loss from operations	(5,279,512)	(2,567,613)	(18,401,220)	(8,282,371)
Other income (expenses):
Interest expense	(18,055)	(34,507)	(62,508)	(34,507)
Interest income	92	—	3,324	—
Gain on debt extinguishment	98,318	—	1,946,310	—
Change in fair value of warrant liabilities	(632,969)	—	762,869	—
Other	9,043	19,789	(5,971)	(11,961)
Other income (expenses), net	(543,571)	(14,718)	2,644,024	(46,468)
Loss before income taxes	(5,823,083)	(2,582,331)	(15,757,196)	(8,328,839)
Income taxes	—	—	—	—
Net loss	$(5,823,083)	$(2,582,331)	$(15,757,196)	$(8,328,839)
Net loss per common share- basic and diluted	$(0.16)	$(0.12)	$(0.50)	$(0.42)
Weighted-average common shares - basic and diluted	35,539,043	22,409,790	31,623,082	19,928,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	—	$—	23,270,404	$2,327	$30,993,846	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization	—	—	7,885,220	789	(10,722,277)	—	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement	—	—	1,750,000	175	13,474,825	—	13,475,000
Sale of common stock	—	—	645,917	65	6,324,935	—	6,325,000
Warrant exercises	—	—	40,514	4	15,260	—	15,264
Stock-based compensation	—	—	—	—	698,705	—	698,705
Net loss	—	—	—	—	—	(6,884,409)	(6,884,409)
Balance at March 31, 2024	—	—	33,592,055	3,360	40,785,294	(20,186,129)	20,602,525
Stock issued in settlement of accounts payable and loans payable	—	—	93,333	9	321,999	—	322,008
Sale of common stock	—	—	877,500	198	1,993,552	—	1,993,750
Warrant exercises	—	—	13,505	1	4,999	—	5,000
Stock-based compensation, including vested restricted shares	—	—	381,915	42	768,497	—	768,539
Net loss	—	—	—	—	—	(3,049,704)	(3,049,704)
Balance at June 30, 2024	—	—	34,958,308	3,610	43,874,341	(23,235,833)	20,642,118
Issuance of common stock for Standby Equity Purchase Agreement commitment fee	—	—	280,899	28	499,972	—	500,000
Stock issued in settlement of accrued expenses	—	—	151,261	15	261,667	—	261,682
Sale of common stock	—	—	602,500	131	1,756,056	—	1,756,187
Option and warrant exercises	—	—	98,335	10	79,750	—	79,760
Stock-based compensation, including vested restricted shares	—	—	35,461	—	334,913	—	334,913
Net loss	—	—	—	—	—	(5,823,083)	(5,823,083)
Balance at September 30, 2024	—	$—	36,126,764	$3,794	$46,806,699	$(29,058,916)	$17,751,577

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	—	$—	17,057,085	$1,705	$1,528,642	$(1,570,454)	$(40,107)
Warrant exercises	—	—	81,030	8	29,992	—	30,000
Stock issued in conversion of accounts payable and loans payable	—	—	135,050	14	49,986	—	50,000
Stock-based compensation	—	—	—	—	2,442,701	—	2,442,701
Net loss	—	—	—	—	—	(2,637,956)	(2,637,956)
Balance at March 31, 2023	—	—	17,273,165	1,727	4,051,321	(4,208,410)	(155,362)
Stock issued for DM Lab APA	—	—	4,325,043	433	16,012,317	—	16,012,750
Options and warrant exercises	—	—	56,552	10	20,928	—	20,938
Stock issued in conversion of convertible notes	—	—	378,140	38	1,399,962	—	1,400,000
Stock issued in settlement of accounts payable and loans payable	—	—	103,439	10	382,953	—	382,963
Stock-based compensation	—	—	—	—	1,841,767	—	1,841,767
Net loss	—	—	—	—	—	(3,108,552)	(3,108,552)
Balance at June 30, 2023	—	—	22,136,339	2,218	23,709,248	(7,316,962)	16,394,504
Options and warrant exercises	—	—	64,993	3	9,997	—	10,000
Vesting of early exercised options	—	—	—	—	1,563	—	1,563
Stock issued in conversion of convertible notes	—	—	432,160	43	1,599,957	—	1,600,000
Sale of common stock, net of issuance costs	—	—	123,333	12	949,988	—	950,000
Stock-based compensation	—	—	—	—	464,075	—	464,075
Net loss	—	—	—	—	—	(2,582,331)	(2,582,331)
Balance at September 30, 2023	—	$—	22,756,825	$2,276	$26,734,828	$(9,899,293)	$16,837,811
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,757,196)	$(8,328,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,771,966	449,663
Allowance for uncollected receivables	30,000	—
Write off of deferred financing fees	1,427,729	—
Change in fair value of warrant liabilities	(762,869)	—
Gain on debt extinguishment	(1,946,310)	—
SEPA financing costs	525,000	—
Stock based compensation, including the issuance of restricted shares	1,581,744	4,727,799
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(856,986)	(103,917)
Accounts receivable	(50,888)	500
Accounts payable	5,393,334	62,373
Accrued expenses	(3,019,367)	431,194
Other assets	—	8,850
Deferred revenue	(2,290)	—
Net cash used in operating activities	(11,666,133)	(2,752,377)
Cash flows from investing activities:
Purchase of property and equipment	(53,023)	(28,465)
Purchase of patents	—	(379,864)
Capitalized internal-use software costs	(162,940)	(310,944)
Asset acquisition (Note D)	—	(257,113)
Net cash used in investing activities	(215,963)	(976,386)
Cash flows from financing activities:
Cash and cash equivalents acquired in connection with the reverse recapitalization	858,292	—
Proceeds from the sale of common stock	10,274,937	1,000,000
Proceeds from convertible notes	—	3,075,000
Proceeds from related party note	—	620,000
Proceeds received from option and warrant exercises	100,024	22,500
Payment of financing costs	(883,292)	(107,310)
Payment of related party note	(80,000)	—
Advances to related parties	—	(39,065)
Proceeds received from related party advance repayments	—	138,110
Net cash provided by financing activities	10,269,961	4,709,235
Net (decrease) increase in cash and cash equivalents	(1,612,135)	980,472
Cash and cash equivalents at the beginning of the period	1,685,013	2,010
Cash and cash equivalents at the end of the period	$72,878	$982,482
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
Supplemental Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental Non-Cash Information
Capitalized internal-use software costs in accrued expenses	$—	$46,963
Issuance of common stock pursuant to Reseller Agreement	$13,475,000	$—
Issuance of common stock for Standby Equity Purchase Agreement commitment fee	$500,000	$—
Stock-based compensation capitalized as part of capitalized software costs	$220,413	$20,745
Settlement of liabilities into common shares	$583,690	$432,963
Settlement of accounts payable into convertible note	$1,900,000	$—
Conversion of convertible notes into common shares	$—	$3,000,000
Warrants exercise through settlement of accounts payable	$—	$40,000
Financing costs in accounts payable and accrued expenses	$200,000	$687,609
Issuance of common stock in connection with asset acquisition	$—	$16,012,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — NATURE OF OPERATIONS AND GOING CONCERN
Nature of Operations

Brand Engagement Network Inc. (formerly Blockchain Exchange Network Inc.) (together with its subsidiaries, “BEN” or “the Company”) was formed in Jackson, Wyoming on April 17, 2018, and was named in honor of the renowned Founding Father and inventor, Benjamin Franklin. In 2019, the Company became a wholly owned subsidiary of Datum Point Labs (“DPL”), and then was spun out of DPL in May 2021. BEN acquired DPL in December 2021.

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

Prior to the Closing, as contemplated by the Business Combination Agreement, DHC became a Delaware corporation named “Brand Engagement Network Inc.” (the “Domestication”), and (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of DHC (the “Class A Shares”) was automatically converted, on a one-for-one basis, into a share of common stock, par value $0.0001 per share (“Common Stock”), of BEN, (ii) each issued and outstanding Class B ordinary share, par value $0.0001 per share, of DHC was automatically converted, on a one-for-one basis, into a share of Common Stock of BEN, (iii) each then-issued and outstanding public warrant of DHC, each representing a right to acquire one Class A Share for $11.50 was automatically converted, on a one-for-one basis, into a public warrant of BEN (a “Public Warrant”), which represents a right to acquire one share of Common Stock for $11.50, pursuant to Section 4.5 of the Warrant Agreement, dated March 4, 2021, by and between DHC and Continental Stock Transfer and Trust Company (the “Warrant Agreement”), (iv) each then-issued and outstanding private placement warrant, each representing a right to acquire one Class A Share for $11.50 (a “Private Placement Warrant”), was automatically converted, on a one-for-one basis, into a private placement warrant of BEN, which represents a right to acquire one share of Common Stock for $11.50, pursuant to Section 4.5 of the Warrant Agreement, (v) each then-issued and outstanding unit of DHC, each representing a Class A Share and one-third of a DHC Public Warrant (a “Unit”), that had not been previously separated into the underlying Class A Share and one-third of one DHC Public Warrant upon the request of the holder thereof, were separated and automatically converted into one share of Common Stock and one-third of one Public Warrant.

Following the Domestication, on March 14, 2024, pursuant to the Business Combination Agreement, Merger Sub merged with and into Prior BEN (the “Merger”), with Prior BEN surviving the Merger as a direct, wholly owned subsidiary of BEN. In connection with the Merger, (i) all outstanding shares of Prior BEN’s common stock were exchanged for shares of Common Stock at an exchange ratio of 0.2701 (the “Exchange Ratio”) shares of Common Stock per one share of Prior BEN common stock, (ii) each then-issued and outstanding compensatory warrant of Prior BEN, each representing a right to acquire one share of Prior BEN common stock, were assumed by BEN and adjusted pursuant to the Exchange Ratio and in accordance with the terms of their agreements, into new compensatory warrants of BEN, and (iii) each then issued and outstanding option to purchase shares of Prior BEN common stock, each representing a right to acquire one share of Prior BEN common stock, were assumed by BEN and adjusted pursuant to the Exchange Ratio and in accordance with the terms of their agreements, into options to purchase Common Stock.

Except as otherwise indicated, references herein to “BEN,” the “Company,” or the “Combined Company,” refer to Brand Engagement Network Inc. Inc. on a post-Merger basis, and references to “Prior BEN” refer to the business of privately-

held Brand Engagement Network Inc. prior to the completion of the Merger. References to “DHC” refer to DHC Acquisition Corp. prior to the completion of the Merger.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $29,058,916, a net loss of $15,757,196 and net cash used in operating activities of $11,666,133 during the nine months ended September 30, 2024. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). On August 26, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell up to $50,000,000 of its shares of Common Stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. However, the Company’s ability to access the proceeds from the SEPA is subject to market conditions, such as trading volume, the price of the Company’s Common Stock and other factors beyond the Company’s control. The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash and cash equivalents and proceeds from the May SPA, August SPA, SEPA (Note J), and Yorkville Promissory Note (Note N) will be insufficient to meet its anticipated cash requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued. The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties, including through the SEPA, however, the Company’s cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy the Company’s contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.

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
Unaudited interim results
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited financial statements and the notes thereto as of and for the year ended December 31, 2023 filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 20, 2024. The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all normal, recurring adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2023 have been derived from the audited financial statements filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 20, 2024.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates in the Company’s consolidated financial statements include, but are not limited to, assumptions used to measure stock-based compensation, valuation of the intangible assets acquired from DM Lab (see Note D), useful lives of intangible assets, warrant liabilities, derivative liabilities, and deferred customer acquisition costs.
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
Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of September 30, 2024 and December 31, 2023 are net of an allowance for expected credit losses amounting to $50,000 and $20,000, respectively.

The Company capitalizes the incremental costs of obtaining a contract with a customer. The Company’s incremental costs are related to the shares issued in connection with the Exclusive Reseller Agreement (“Reseller Agreement”) with AFG in August 2023 (Note J). Deferred customer acquisition costs, which are recorded within other assets on the unaudited condensed consolidated balance sheet, were $13,475,000 as of September 30, 2024. The Company had no such costs as of December 31, 2023. The deferred customer acquisition costs will be accounted for as a reduction in transaction price as the Company transfers goods and services to AFG over the term of the Reseller Agreement.
Impairment of Definite Lived Intangible Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three or nine months ended September 30, 2024 or 2023.
In-Process Research and Development
The fair value of in-process research and development (“IPR&D”) acquired in an asset acquisition, that has been determined to have alternative future uses in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), is capitalized as an indefinite-lived intangible asset until the completion of the related research and development activities in accordance with ASC 350 or the determination that impairment is necessary. If the related research and development is completed, the asset is reclassified as a definite-lived asset at the time of completion and is amortized over its estimated useful life as research and development costs in accordance with ASC 730-10-25-2(c) and ASC 350. During the second quarter of 2024, the Company’s IPR&D was completed and reclassified as a definite-lived asset and began amortizing over its estimated useful life of 5 years.
During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.
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
The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the three and nine months ended September 30, 2024.

Leases
The Company’s accounting policy provides that leases with an initial term of 12 months or less will not be recognized as right-of-use assets and lease liabilities on its unaudited condensed consolidated balance sheet. Lease payments associated with short-term leases are recognized as an expense on a straight-line basis over the lease term.

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within statement of operations. Foreign currency transaction gains and losses were not material for the three and nine months ended September 30, 2024 and 2023.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$—	$722,047	$—
Warrant liabilities - Private Placement Warrants	$—	$428,821	$—
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
The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Options	1,386,400	2,172,954
Warrants	24,846,321	1,039,885
Convertible note (as converted)	1,583,334	20,257
Total	27,816,055	3,233,096

Recently Issued but Not Yet Adopted Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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
Total transaction costs were $4,121,000, of which $858,292 were charged directly to additional paid-in capital to the extent of cash received. The transaction costs in excess of cash acquired of $3,341,055 were charged to general and administrative expenses during the nine months ended September 30, 2024.
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

Assets Acquired	Amount Recognized
In-process research and development intangible asset	$17,000,000
Property and equipment	721,916
Liabilities assumed
Accounts payable	(57,700)
Accrued expenses	(249,779)
Short-term debt	(1,144,575)
Total assets acquired and liabilities assumed	16,269,862
Total consideration	$16,269,862

NOTE E — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Security deposits	$122,680	$71,300
Prepaid VAT	10,090	7,821
Prepaid professional fees	330,429	43,712
Prepaid insurance	571,424	—
Prepaid other	40,480	78,460
Prepaid expenses and other current assets	$1,075,103	$201,293
NOTE F — PROPERTY AND EQUIPMENT, NET
Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.
Property and equipment consists of the following:

	September 30, 2024	December 31, 2023
Equipment	$337,856	$426,000
Furniture	348,754	346,591
Capitalized software	181,423	569,923
Total	868,033	1,342,514
Accumulated depreciation and amortization	(582,728)	(539,957)
Property and equipment, net of accumulated depreciation and amortization	$285,305	$802,557
For the three months ended September 30, 2024 and 2023 depreciation and amortization of property and equipment totaled $49,333 and $185,221, respectively. For the nine months ended September 30, 2024 and 2023 depreciation and amortization of property and equipment totaled $187,411 and $386,691, respectively.
NOTE G — INTANGIBLE ASSETS
The following table summarizes intangible assets included on the consolidated balance sheet:

	September 30, 2024
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,863	$(482,899)	$776,964
Developed technology	17,709,314	(1,479,372)	16,229,942
Total	$18,969,177	$(1,962,271)	$17,006,906

	December 31, 2023
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,863	$(377,716)	$882,147
Indefinite-lived intangible assets:
In-process research and development	17,000,000	—	17,000,000
Total	$18,259,863	$(377,716)	$17,882,147
During the three and nine months ended September 30, 2024, the Company recorded $34,586 and $50,950, respectively, in amortization expense related to the developed software. Total amortization expense including amortization related to developed software was $923,042 and $24,508 for the three months ended September 30, 2024 and 2023, respectively. Total amortization expense including amortization related to developed software was $1,584,555 and $62,972 for the nine months ended September 30, 2024 and 2023, respectively.
Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2024 (remaining 3 months)	$936,203
2025	3,753,970
2026	3,753,970
2027	3,689,373
2028	3,657,946
Thereafter	1,215,444
$17,006,906
NOTE H — ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Accrued professional fees	$2,924,974	$245,751
Accrued compensation and related expenses	1,163,483	1,146,435
Due to related party	10,000	178,723
Accrued other	86,858	66,139
Accrued expenses	$4,185,315	$1,637,048
NOTE I — DEBT

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

Short-term Debt Related to Acquisition of DM Lab

As of September 30, 2024, the Company had four loans outstanding that were assumed in the DM Lab transaction, totaling $891,974, a decrease of $252,601 from the acquisition date due to the amount converted to equity on May 25, 2023. The loans carry varying interest rates ranging from 4.667% to 6.69%. During the three months ended September 30, 2024 and 2023 the Company incurred interest expense of $11,627 and $3,341, respectively, which is included in interest expense in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2024 and 2023, the Company incurred interest expense of $38,647 and $18,926, respectively. All loans are due within 12 months from the balance sheet date and have no optional or mandatory redemption or conversion features. These obligations have been classified as current liabilities on the balance sheet and the fair value of the loans approximates the carrying amount due to their short-term nature. Additionally, there are no associated restrictive covenants, third-party guarantees, or pledged collateral. As of the reporting date, there have been no defaults on these loans. In February 2024, the Company obtained a waiver to extend the due dates of $668,674 of its short-term debt to January 2025.
NOTE J — STOCKHOLDERS’ EQUITY
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

The Reseller Warrant is divided into eleven tranches and each warrant tranche will become exercisable for a three-year period if the amount actually paid by AFG during an annual period meets or exceeds the corresponding threshold. As of September 30, 2024, none of the warrant tranches were exercisable as the vesting condition was not yet probable. When the vesting condition becomes probable, the fair value of the warrant tranche will be accounted for as a reduction in transaction price as the Company transfers goods and services to AFG during the annual period.

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

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “May Purchasers”), pursuant to which the Company agreed to issue and sell to the May Purchasers an aggregate of 1,980,000 shares of Common Stock of the Company at a price per share of $2.50 and an aggregate of 3,960,000 warrants to purchase 3,960,000 shares of Common Stock, which was divided into two tranches consisting of (i) 1,980,000 warrants immediately exercisable for a term of one year from (the “May One-Year Warrants”) and (ii) 1,980,000 warrants immediately exercisable for a term of five years (the “May Five-Year Warrants,” together with the May One-Year

Warrants, the “May Warrants”), each with an exercise price of $2.50 per share, subject to customary adjustments, for an aggregate purchase price of $4,950,000. On May 30, 2024, the Company issued to the May Purchasers an aggregate of 200,000 Shares and 400,000 Warrants (consisting of 200,000 One-Year Warrants and 200,000 Five-Year Warrants) for an aggregate gross proceeds of $500,000. Upon the issuances of such shares of Common Stock, an aggregate of 1,260,000 May One-Year Warrants and 1,260,000 May Five-Year Warrants were issued to the May Purchasers and were immediately exercisable. The remaining shares were issued to an escrow account and such shares along with the May Warrants remain in escrow until the conditions in the May SPA are satisfied. The May Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $2.50 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the May Purchasers. If a May Purchaser fails to pay its required funding by the respective deadline, the May Purchaser’s entire commitment under the May SPA will become immediately due and payable. As of November 13, 2024, a total of 1,594,500 shares of Common Stock have been issued to the May Purchasers for an aggregate gross proceeds of $3,986,250, resulting in the issuance of 797,250 May One-Year Warrants and 797,250 May Five-Year Warrants. The Company has experienced delays in funding from certain of the investors under the May SPA. As of the date hereof, certain of such investors have failed to make their required fundings, giving effect to the tolling of all cure periods, in an aggregate amount of $963,750, and the Company is uncertain whether such amounts or future required fundings by such investors will be made. As of September 30, 2024, 1,240,000 May One-Year Warrants and 1,260,000 May Five-Year Warrants are outstanding.

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 120,000 shares of Common Stock at a price per share of $2.50 and an aggregate of 240,000 warrants, consisting of (i) 120,000 warrants with a term of one year and (ii) 120,000 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $2.50 per share. As of September 30, 2024, the 240,000 warrants remained outstanding.

On August 22, 2024, the Company entered into a Fee Conversion Agreement with Sponsor, pursuant to which the Company agreed to issue 151,261 shares of Common Stock at a value of $2.38 per share to Sponsor in exchange for the conversion of certain outstanding fees owed by the Company to the amount of $0.4 million. As a result, the Company recorded a gain on debt extinguishment of $98,318 during the three and nine months ended September 30, 2024.

On August 26, 2024, the Company entered into a Securities Purchase Agreement (the “August SPA”) with certain investors (the “August Purchasers”), pursuant to which the Company will issue and sell an aggregate of 1,185,000 shares of the Company’s Common Stock at a price per share of $5.00, for an aggregate purchase price of $5,925,000.

In connection with the August SPA, on August 26, 2024 (the “Assignment Effective Date”), the Company entered into that certain share assignment and lockup release agreement (the “Assignment Agreement”) with certain members of Sponsor and certain other existing stockholders and affiliates of the Company (collectively, the “Sponsor Members” and each a “Sponsor Member”) and the August Purchasers, pursuant to which, as an inducement to enter into the August SPA, the August Purchasers assumed, all of the Sponsor Members’ rights, title and interest in an aggregate of 1,185,000 shares of Common Stock (the “Sponsor Securities”) held by Sponsor on their behalf as of the Assignment Effective Date (the “Assignment”). In exchange for the Assignment by the Sponsor Members of the Sponsor Securities to the August Purchasers, the Company agreed to release 1,252,500 shares of Common Stock from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company’s predecessor, DHC, Sponsor and the other signatories thereto or (ii) in certain lock-up agreements executed by certain of the Sponsor Members in connection with the consummation of the Company’s prior business combination. The Sponsor Members transferred an aggregate of 1,185,000 Sponsor Securities into an escrow account. The Sponsor Securities are released from the escrow account on a pro rata basis upon the making of the required fundings on the terms and conditions described in the August SPA. In the event an August Purchaser fails to make required funding contemplated by the August SPA, a pro rata portion of the Sponsor Securities shall be released from the escrow account to the Company and the Company will cancel such Sponsor Securities.

On August 26, 2024, in connection with the August SPA and the Assignment Agreement, the Company issued to the August Purchasers an aggregate of 100,000 shares for an aggregate gross proceeds of $500,000. The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025.

For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an August Purchaser fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of November 13, 2024, a total of 220,000 shares of Common Stock have been issued to the August Purchasers for gross proceeds of $550,000. The Company has experienced delays in funding from certain of the investors under the August SPA. As of the date hereof, certain of such investors have failed to make their required fundings, giving effect to the tolling of all cure periods, in an aggregate amount of $1,250,000, and the Company is uncertain whether such amounts or future required fundings by such investors will be made.

On August 26, 2024, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on August 26, 2024 (the “SEPA Effective Date”) and terminating on the 36-month anniversary of the SEPA Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to an amount equal to 100% of the aggregate volume traded of the Company’s Common Stock on Nasdaq for the five trading days immediately preceding an Advance notice. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily VWAP of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.” Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of shares of Common Stock issued and sold pursuant to such Advance notice will be reduced to the greater of (i) 30% of the trading volume of the Common Stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (ii) the number of shares of Common Stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of shares of Common Stock equal to the quotient of (a) the number of shares in the Advance notice requested by the Company divided by (b) 0.30. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee (the “Commitment Fee”) of $500,000 by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock (“Commitment Shares”). Through September 30, 2024, the Company issued an aggregate of 280,899 shares of Common Stock to Yorkville, including the Commitment Fee. Upon execution of the SEPA, the Company expensed the $25,000 restructuring fee and $500,000 commitment fee within general and administrative expenses in the unaudited condensed consolidated statements of operations during the three and nine month periods ended September 30, 2024.

The Company accounts for the SEPA as a derivative that grants the Company the right, but not the obligation, to issue additional shares of Common Stock. Due to certain settlement provisions, the SEPA is precluded from equity classification. The SEPA derivative is recognized at inception and accounted for on a fair value basis. The Company determined the fair value of the SEPA derivative at inception and as of September 30, 2024 to be de minimis.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants, which are all outstanding as of September 30, 2024. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

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

In connection with the May SPA, the Company also entered into a Letter Agreement to Exercise Warrants (“May Warrant Exercise Agreement”) with certain of the May Purchasers (the “Required Warrant Parties”). Under the May Warrant Exercise Agreement, if the Company uses commercially reasonable efforts to raise an additional $3,250,000 in capital (excluding amounts raised under the May SPA) but is unable to do so by October 31, 2024, the Required Warrant Parties will be required to exercise for cash certain of their May Warrants on a monthly basis in the amounts and on the dates as determined in the May Warrant Exercise Agreement. For each May Warrant so exercised, the Company will issue one new May One-Year Warrant and one new May Five-Year Warrant (collectively, “May Reload Warrants”) each with an exercise price of $2.50 to the Required Warrant Party. A maximum of 2,600,000 May Reload Warrants may be issued pursuant to the May Warrant Exercise Agreement. Upon receipt of an aggregate of $3,250,000 of actual cash proceeds from the August SPA, the May Warrant Exercise Agreement will terminate automatically.

On August 26, 2024, in connection with the August SPA and the Assignment Agreement, the Company entered into a warrant purchase agreement (the “August Warrant Agreement”) with each of the warrantholders signatory thereto (the “Warrantholders”), pursuant to which the Company issued to the Warrantholders an aggregate of 960,000 warrants to purchase Common Stock (the “August Warrants”), with an exercise price of $5.00 per share with an expiration period of five years from the date of issuance.

Equity Compensation Plans

2021 Incentive Stock Option Plan
In May 2021, the Company adopted the 2021 Incentive Stock Option Plan (“2021 Option Plan”) that provides for the grant of the following types of stock awards: (i) incentive stock Options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. The 2021 Option Plan was administered by the Company’s Board of Directors (the “Board of Directors”). In connection with the Closing, all outstanding awards were assumed by BEN pursuant to the terms of the Business Combination Agreement and the Board of Directors declared that there will be no further issuances under the 2021 Option Plan. Forfeitures under the 2021 Plan are automatically added to shares available for issuance under the 2023 Plan.

2023 Long-Term Incentive Plan

In connection with the Closing, the 2023 Long-Term Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2023 Plan is administered by the Board of Directors. The 2023 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2023 Plan may total up to 2,942,245 shares of Common Stock. As of September 30, 2024, 3,602,569 shares remained available for grant under the 2023 Plan.
NOTE K — EQUITY-BASED COMPENSATION
Option Awards
2024 Activity
The Company granted options to acquire 108,040 shares of Common Stock of the Company at weighted average exercise price of $8.10 per share during the nine months ended September 30, 2024. Generally, options have a service vesting condition of 25% cliff after 1 year and then monthly thereafter for 36 months (2.067% per month).
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the options granted:

	Nine Months Ended September 30,
	2024	2023
Expected term	5.0 years	5.0 years
Risk-free interest rate	4.08%	3.65%

Dividend yield	0.00%	0.00%
Volatility	54.79%	50.26%
A summary of option activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	2,430,900	$4.19	$—	—
Granted	108,040	$8.10	$4.18	—
Forfeited	(1,104,710)	$3.75	$—	—
Exercised	(47,830)	$0.38	$—	—
Outstanding as of September 30, 2024	1,386,400	$4.90	$2.58	8.59
Vested and expected to vest as of September 30, 2024	1,386,400	$4.90	$2.58	8.59
Exercisable as of September 30, 2024	884,634	$4.38	$2.23	8.51
The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2024 was $102,132 and $68,707, respectively. At September 30, 2024, future stock-based compensation for options granted and outstanding of $1,334,135 will be recognized over a remaining weighted-average requisite service period of 2.67 years.
The Company recorded stock-based compensation expense related to options of $294,654 and $385,056 in the three months ended September 30, 2024 and 2023, respectively, to the accompanying unaudited condensed consolidated statements of operations. The Company recorded stock-based compensation expense related to options of $993,244 and $2,854,028 in the nine months ended September 30, 2024 and 2023, respectively, to the accompanying unaudited condensed consolidated statements of operations.
Common Stock Warrants

AFG Warrants

There were 3,750,000 warrants granted to AFG during the nine months ended September 30, 2024 at an exercise price of $10.00 and a fair value of $2.52 per warrant (Note J).

Compensatory Warrants

There were 84,525 warrants exercised in the nine months ended September 30, 2024 at a weighted average exercise price of $1.31 per share. As of September 30, 2024, there were 955,359 warrants outstanding at a weighted average exercise price of $3.20 per share, with expiration dates ranging from 2028 to 2033. The Company recorded $58,275 and $1,873,771 stock-based compensation expense related to warrants for the three and nine months ended September 30, 2023. There was no such expense during the three and nine months ended September 30, 2024.
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the AFG and compensatory warrants granted:

	Nine Months Ended September 30,
	2024	2023
Expected term	3 years	10 years
Risk-free interest rate	4.46%	3.53%
Dividend yield	0.00%	0.00%
Volatility	55.14%	47.44%

The Company has recorded stock-based compensation related to its options and warrants in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$279,395	$420,856	$772,831	$4,705,324
Research and development	15,259	22,475	220,413	22,475
	$294,654	$443,331	$993,244	$4,727,799
Stock-based compensation capitalized as part of capitalized software costs for the three and nine months ended September 30, 2024 were $15,259 and $220,413, respectively, which is in addition to amounts included in the table above. Stock-based compensation capitalized as part of capitalized software costs for the nine months ended September 30, 2023 were $20,745.

Restricted share awards

During the nine months ended September 30, 2024, the Company issued 417,376 restricted share awards to certain of its directors and officers. Of the restricted share awards granted, 381,915 shares vested immediately upon grant, while 35,461 shares vested in the third quarter of 2024. The fair value of a restricted share award is equal to the fair market value price of the Company's Common Stock on the date of grant. The Company recorded stock-based compensation expense of $25,000 and $588,500, respectively, for the three and nine months ended September 30, 2024 related to these restricted share awards.

The following table summarizes activity related to restricted share awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	—	$—
Granted	417,376	$1.41
Vested	(417,376)	$1.41
Nonvested at September 30, 2024	—	$—
NOTE L — RELATED PARTY TRANSACTIONS
AFG Reseller Agreement

On August 19, 2023, the Company entered into Reseller Agreement, providing for, among other things, AFG to act as the Company’s exclusive reseller of certain products on terms and conditions set forth therein and, as partial consideration to AFG for such services, the Company issued 1,750,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger. Additionally, the Company issued AFG a warrant to purchase up to 3,750,000 shares of Common Stock, with each warrant exercisable for one share of Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant (Note J). During the nine months ended September 30, 2024 there was no revenue recognized pursuant to the Reseller Agreement.

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of September 30, 2024, $10,000 and $54,335 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2023, $178,723 and $48,069 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet. During the three months ended September 30, 2024 and 2023, the Company recorded professional and other fees and costs related to consulting services from related parties of $35,220 and $170,501, respectively, within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company recorded professional and other fees and cost related to consulting services from related parties of $160,107 and $327,718, respectively, within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Promissory Note

On June 30, 2023, the Company entered into a promissory note agreement with a related party for $620,000. The note bears interest at 7% per annum and matures on June 25, 2025. In June 2024 the Company issued 93,333 shares of Common Stock to extinguish the outstanding balance of $420,000, resulting in a gain on debt extinguishment of $97,992 during the nine months ended September 30, 2024.

Related Party Advance

The Company received non-interest bearing and payable upon demand related party advances from DHC’s Sponsor in connection with the Merger. As of September 30, 2024, the Company had $693,036 in related party advances in the accompanying unaudited consolidated balance sheets.
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

The Company entered into another sponsorship agreement in December 2023 for total consideration of up to 528.0 million Korean won (approximately $380,160) from January 2024 through December 2024. The Company can terminate the agreement upon written notice to Korea University for a period of at least one month. As of September 30, 2024, the Company had paid 211.2 million Korean won (approximately $152,064) and owes the remaining 316.8 million Korean won (approximately $228,096) throughout the remainder of 2024.
NOTE N — SUBSEQUENT EVENTS

On October 29, 2024, Company entered into a Share Purchase and Transfer Agreement with Christian Unterseer, in his individual capacity (“Unterseer”), CUTV GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“CUTV”), and CUNEO AG, a stock corporation incorporated under the laws of the Federal Republic of Germany (“Cuneo” and together with Unterseer and CUTV, the “Sellers”) (the “Purchase Agreement”)

pursuant to which the Sellers have agreed to sell all of the outstanding equity interests of Cataneo GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“Cataneo”) to the Company for an aggregate purchase price of $19,500,000, consisting of (i) $9,000,000 in cash and (ii) 4,200,000 shares of Common Stock at an agreed upon value of $2.50 per share (“Equity Consideration”) (the transactions governed by the Purchase Agreement, the “Acquisition”), subject to customary adjustments. Prior to the closing of the Acquisition (the “Closing Date”), the Sellers may elect to convert a portion of the Equity Consideration to cash for up to $3,000,000 at a price per share of $2.50. Additionally, an aggregate of 400,000 shares of Common Stock issued as part of the Equity Consideration shall be subject to an escrow arrangement for a period of one year (the “Escrow Period”) following the Closing Date (the “Escrow Shares”). The Escrow Shares may be utilized to offset certain claims, fines, penalties, outstanding debts or other costs owed by the Sellers following the Closing Date. Thirty days prior to the end of the Escrow Period, certain of the Sellers shall have the right, but not the obligation, to cause the Company to repurchase their portion of the Escrow Shares at a price per share of $2.50.

The Purchase Agreement contains customary representations, warranties and covenants, as well as indemnification provisions subject to specified limitations. Among other things, the Sellers have agreed, subject to certain exceptions, to cause Cataneo to conduct its business in the ordinary course, consistent with past practice, from the date of the Purchase Agreement until the Closing Date and not to take certain actions prior to the Closing Date without the prior written consent of the Company.

On November 11, 2024, the Company issued the Promissory Note in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matures on March 11, 2025, and was issued at an original issue discount of 10%.

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
Recent Events

The Cataneo Purchase Agreement

On October 29, 2024, Company entered into a Share Purchase and Transfer Agreement with Christian Unterseer, in his individual capacity (“Unterseer”), CUTV GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“CUTV”), and CUNEO AG, a stock corporation incorporated under the laws of the Federal Republic of Germany (“Cuneo” and together with Unterseer and CUTV, the “Sellers”) (the “Purchase Agreement”) pursuant to which the Sellers have agreed to sell all of the outstanding equity interests of Cataneo GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“Cataneo”) to the Company for an aggregate purchase price of $19,500,000, consisting of (i) $9,000,000 in cash and (ii) 4,200,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) at an agreed upon value of $2.50 per share (“Equity Consideration”) (the transactions governed by the Purchase Agreement, the “Acquisition”), subject to customary adjustments. Prior to the closing of the Acquisition (the “Closing Date”), the Sellers may elect to convert a portion of the Equity Consideration to cash for up to $3,000,000 at a price per share of $2.50 (the “Cash Election”). Additionally, an aggregate of 400,000 shares of Common Stock issued as part of the Equity Consideration shall be subject to an escrow arrangement for a period of one year (the “Escrow Period”) following Closing Date (the “Escrow Shares”). The Escrow Shares may be utilized to offset certain claims, fines, penalties, outstanding debts or other costs owed by the Sellers following the Closing Date. Thirty days prior to the end of the Escrow Period, certain of the Sellers shall have the right, but not the obligation, to cause the Company to repurchase their portion of the Escrow Shares at a price per share of $2.50.

The Purchase Agreement contains customary representations, warranties and covenants, as well as indemnification provisions subject to specified limitations. Among other things, the Sellers have agreed, subject to certain exceptions, to cause Cataneo to conduct its business in the ordinary course, consistent with past practice, from the date of the Purchase Agreement until the Closing Date and not to take certain actions prior to the Closing Date without the prior written consent of the Company.

The transaction is expected to close in the fourth quarter of 2024 and is subject to conditions, including, (i) the making of the Cash Election, (ii) the initiation of the process to register for resale the Equity Consideration, (iii) written confirmation that the Company has not received any delisting notice or similar notification affecting its listing status with the Nasdaq Stock Market (“Nasdaq”), (iv) the execution by one or several of the Company’s major stockholders of a personal guarantee of the Agreed Share Value (as defined therein) for a period of one year following the Closing Date (the “Personal Guarantee”), (v) the obtaining of joint approval of the terms of the financing of the cash purchase price of the Acquisition by the Company and the Sellers, (vi) the receipt of customary third-party approvals and the release of the Sellers from customary bank guarantees, securities and indemnities, and (vii) the Company’s board of directors’ approval of the Company’s due diligence investigation (collectively, the “Closing Conditions”). The Company intends to finance the transaction through third-party financing, which may take the form of debt or equity.

The Purchase Agreement contains certain customary termination rights for the Company and the Sellers, including the right to terminate the Purchase Agreement if (i) not all of the Closing Conditions have been satisfied by January 29, 2025, (ii) a party has not performed all of its Closing Actions (as defined therein) within ten business days of the Closing Date, or (iii) the registration process of the Equity Consideration has not been initiated prior to the Closing Date to the satisfaction of the Sellers. Notwithstanding any termination right, any party may seek specific performance of the other parties to the Purchase Agreement. In the event the Purchase Agreement is terminated by the Sellers by virtue of the failure of the Company to deliver the Personal Guarantee, the Sellers shall be entitled to a termination fee of $350,000.

August Private Placement

On August 26, 2024, the Company entered into a Securities Purchase Agreement (the “August SPA”) with certain investors (the “August Purchasers”), pursuant to which the Company will issue and sell an aggregate of 1,185,000 shares of the Company’s Common Stock at a price per share of $5.00, for an aggregate purchase price of $5,925,000.

In connection with the August SPA, on August 26, 2024 (the “Assignment Effective Date”), the Company entered into a share assignment and lockup release agreement (the “Assignment Agreement”) with certain members of DHC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and certain other existing stockholders and affiliates of the Company (collectively, the “Sponsor Members” and each a “Sponsor Member”) and the August Purchasers, pursuant to which, as an inducement to enter into the August SPA, the August Purchasers assumed, all of the Sponsor Members’ rights, title and interest in an aggregate of 1,185,000 shares of Common Stock (the “Sponsor Securities”) held by Sponsor on their behalf as of the Assignment Effective Date (the “Assignment”). In exchange for the Assignment by the Sponsor Members of the Sponsor Securities to the August Purchasers, the Company agreed to release 1,252,500 shares of Common Stock from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company’s predecessor, DHC Acquisition Corp., a Cayman Islands exempted company (“DHC”), Sponsor and the other signatories thereto or (ii) in certain lock-up agreements executed by certain of the Sponsor Members in connection with the consummation of the Company’s prior business combination. The Sponsor Members transferred an aggregate of 1,185,000 Sponsor Securities into an escrow account. The Sponsor Securities are released from the escrow account on a pro rata basis upon the making of the required fundings on the terms and conditions described in the August SPA. In the event an August Purchaser fails to make a required funding contemplated by the August SPA, a pro rata portion of the Sponsor Securities shall be released from the escrow account to the Company and the Company will cancel such Sponsor Securities.

On August 26, 2024, in connection with the August SPA and the Assignment Agreement, the Company issued to the August Purchasers an aggregate of 100,000 shares for an aggregate gross proceeds of $500,000. The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied.

The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025.

For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an investor fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of November 13, 2024, a total of 220,000 shares of Common Stock have been issued to the August Purchasers for gross proceeds of $550,000. The Company has experienced delays in funding from certain of the investors under the August SPA. As of the date hereof, certain of such investors have failed to make their required fundings, giving effect to the tolling of all cure periods, in an aggregate amount of $1.25 million, and the Company is uncertain whether such amounts or future required fundings by such investors will be made.

Standby Equity Purchase Agreement

On August 26, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on August 26, 2024 (the “SEPA Effective Date”) and terminating on the 36-month anniversary of the SEPA Effective Date. For more information regarding the SEPA, see the “Liquidity and Capital Resources” section below.

Yorkville Promissory Note

On November 11, the Company issued a non-convertible unsecured promissory note (the “Promissory Note”) in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matures on March 11, 2025, and was issued at an original issue discount of 10%. The Company will be required to make monthly cash payments beginning on December 15, 2024, and continuing on the same day of each successive calendar month (each, an “Installment Date”) of principal in the amount of the sum of (i) $0.4 million of Principal (or the outstanding principal amount if less than such amount), plus (ii) a payment premium in an amount equal to 5% of the principal amount being paid, if applicable (the “Payment Premium”), and (iii) any accrued and unpaid interest as of each Installment Date (“Installment Amounts”). The Company shall, at its own option, repay each Installment Amount either (i) in cash on or before each Installment Date, or (ii) by submitting one or more an advance notice(s) under the SEPA (an “Advance Repayment”), on or before the applicable Installment Date, or any combination of (i) or (ii) as determined by the Company. If the Company repays the Installment amount in cash, the cash payment shall include the Payment Premium. If the Company elects an Advance Repayment for all or a portion of an Installment Amount, then no Payment Premium will apply. In addition, for so long as the Promissory Note is outstanding, with respect to any advance notice submitted by the Company under the SEPA, the Company shall select an Option 2 Pricing Period (as defined in the SEPA), unless otherwise agreed by the Yorkville.

Fee Conversion

On August 22, 2024, the Company entered into a Fee Conversion Agreement (the “Fee Conversion Agreement”) with Sponsor, pursuant to which the Company agreed to issue 151,261 shares of Common Stock at a value of $2.38 per share to Sponsor in exchange for the conversion of certain outstanding fees owed by the Company to Sponsor in the amount of $0.4 million.

Chief Executive Officer Transition

On August 22, 2024 (the “Separation Date”), the Company and Michael Zacharski mutually agreed to Mr. Zacharski’s separation from the Company. Mr. Zacharski tendered his resignation as Co-Chief Executive Officer of the Company and as a member of the Company’s board of directors on the Separation Date, which resignation was effective as of August 16, 2024 (the “Separation Effective Date”). Mr. Zacharski’s resignation as a director was not the result of any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices. The Company and Mr. Zacharski entered into a Separation and Release Agreement in which Mr. Zacharski is entitled to certain obligations including a cash separation and bonus payments in aggregate of $0.3 million, unpaid salary, unused vacation, and vested benefits. Further, the Company and Mr. Zacharski entered into an amendment to Mr. Zacharski’s existing option agreement to (i) provide for the forfeiture of 1,012,875 of Mr. Zacharski’s options and (ii) reduce the exercise period of Mr. Zacharski’s 337,625 remaining options.

Effective upon the Separation Effective Date, Paul Chang’s title was changed to Chief Executive Officer.

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

Debt Conversion

Effective June 30, 2024, Brand Engagement Network Inc., a Wyoming corporation (“Prior BEN”) and the Company entered into a Debt Conversion Agreement with October 3rd Holdings, LLC, pursuant to which the Company agreed to issue 93,333 shares of Common Stock at a price of $4.50 per share to October 3rd Holdings, LLC in exchange for the conversion of certain outstanding indebtedness owed by Prior BEN to October 3rd Holdings, LLC in the amount of $0.4 million.

May Private Placement

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “May Purchasers”), pursuant to which the Company agreed to issue and sell to the May Purchasers an aggregate of 1,980,000 shares of Common Stock and 3,960,000 warrants, consisting of 1,980,000 May Warrants with a term of one year (the “May One-Year Warrants”) and 1,980,000 May Warrants with a term of five years (the “May Five-Year Warrants,” together with the May One-Year Warrants, the “May Warrants”), for aggregate gross proceeds of approximately $5.0 million. The May Warrants are exercisable for shares of Common Stock at an exercise price of $2.50 per share. On May 30, 2024, the Company issued to the May Purchasers an aggregate of 200,000 shares of Common Stock and 400,000 May Warrants and the May Purchasers paid an aggregate of $0.5 million to the Company in connection with the closing of the private placement. Pursuant to the May SPA, the remaining 1,780,000 shares of Common Stock and May Warrants to purchase 3,560,000 shares of Common Stock are to remain in escrow until each May Purchaser deposited amounts on a monthly basis no later than June 27, 2024, July 29, 2024, August 29, 2024, September 27, 2024 and October 29, 2024. Upon payment of each required funding, a pro rata portion of the shares of Common Stock and May Warrants in escrow are to be issued and released to the May Purchasers. As of November 13, 2024, a total of 1,594,500 shares of Common Stock have been issued to the May Purchasers for an aggregate gross proceeds of $3,986,250, resulting in the issuance of 797,250 May One-Year Warrants and 797,250 May Five-Year Warrants. The Company has experienced delays in funding from certain of the investors under the May SPA. As of the date hereof, certain of such investors have failed to make their required fundings, giving effect to the tolling of all cure periods, in an aggregate amount of $963,750, and the Company is uncertain whether such amounts or future required fundings by such investors will be made.

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
Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023
Revenues	$50,000	$—	$50,000
Operating expenses:
General and administrative	4,203,946	2,282,434	1,921,512
Depreciation and amortization	972,375	209,729	762,646
Research and development	153,191	75,450	77,741
Total operating expenses	5,329,512	2,567,613	2,761,899
Loss from operations	(5,279,512)	(2,567,613)	(2,711,899)
Other income (expenses):
Interest expense	(18,055)	(34,507)	16,452
Interest income	92	—	92
Gain on debt extinguishment	98,318	—	98,318
Change in fair value of warrant liabilities	(632,969)	—	(632,969)
Other	9,043	19,789	(10,746)
Other income (expenses), net	(543,571)	(14,718)	(528,853)
Net loss	(5,823,083)	(2,582,331)	(3,240,752)

Revenues
During the three months ended September 30, 2024, we earned $0.1 million in revenue through proof of concept and revenue sharing. There were no revenues for the three months ended September 30, 2023.

General and administrative expenses
General and administrative expenses for the three months ended September 30, 2024 were approximately $4.2 million, an increase of approximately $1.9 million, compared to three months ended September 30, 2023. The increase was primarily due to a $1.4 million increase in professional fees, a $0.4 million increase in employee related costs, and a $0.2 million increase in insurance and taxes, all related to the expansion of our operations as a result of the acquisition of DM Lab Co., LTD (“DM Lab”) in May 2023, partially offset by a decrease in stock-based compensation of $0.1 million. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.
Depreciation and amortization expenses
Depreciation and amortization expenses for the three months ended September 30, 2024 were approximately $1.0 million, an increase of approximately $0.8 million, compared to the three months ended September 30, 2023. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.

Research and development expenses
Research and development expenses for the three months ended September 30, 2024 were approximately $0.2 million, an increase of approximately $0.1 million, compared to the three months ended September 30, 2023. The increase in research and development expenses was primarily due to an increase in our stock-based compensation due to an increase in headcount as a result of the acquisition of DM Lab in May 2023.

Gain on debt extinguishment

Gain on extinguishment of debt for the three months ended September 30, 2024 was approximately $0.1 million, related to settlement of accrued expenses through the issuance of 151,261 shares of Common Stock. We did not have such extinguishment of debt during the three months ended September 30, 2023.

Change in fair value of warrant liabilities
Change in fair value of the warrant liabilities for the three months ended September 30, 2024 was approximately $0.6 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. We did not incur such expenses during the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
Revenues	$99,790	$—	$99,790
Operating expenses:
General and administrative	15,969,617	7,678,880	8,290,737
Depreciation and amortization	1,771,966	449,663	1,322,303
Research and development	759,427	153,828	605,599
Total operating expenses	18,501,010	8,282,371	10,218,639
Loss from operations	(18,401,220)	(8,282,371)	(10,118,849)
Other income (expenses):
Interest expense	(62,508)	(34,507)	(28,001)
Interest income	3,324	—	3,324
Gain on debt extinguishment	1,946,310	—	1,946,310
Change in fair value of warrant liabilities	762,869	—	762,869
Other	(5,971)	(11,961)	5,990
Other income (expenses), net	2,644,024	(46,468)	2,690,492
Net loss	$(15,757,196)	$(8,328,839)	$(7,428,357)
Revenues
During the nine months ended September 30, 2024, we earned $0.1 million in revenue through proof of concept and revenue sharing. There were no revenues for the nine months ended September 30, 2023.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2024 were approximately $16.0 million, an increase of approximately $8.3 million, compared to nine months ended September 30, 2023. The increase was primarily due to a $4.1 million increase in professional fees, a $3.6 million increase in employee related costs including $1.2 million in one-time bonuses in connection with the Business Combination, transaction costs of $3.3 million incurred in connection with the Business Combination, a $0.4 million increase in insurance and taxes, a $0.2 million increase in office related expenses, and a $0.2 million increase in promotional costs, and all related to the expansion of our operations as a result of the acquisition of DM Lab in May 2023, partially offset by a decrease in stock-based compensation of $3.4 million due to the issuance of Prior BEN warrants and options which vested on the date of grant during the first quarter of 2023 and a $0.1 decrease in miscellaneous license and tax fees. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.
Depreciation and amortization expenses
Depreciation and amortization expenses for the nine months ended September 30, 2024 were approximately $1.8 million, an increase of approximately $1.3 million, compared to the nine months ended September 30, 2023. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.
Research and development expenses
Research and development expenses for the nine months ended September 30, 2024 were approximately $0.8 million, an increase of approximately $0.6 million, compared to the nine months ended September 30, 2023. The increase in research and development expenses was primarily due to an increase in our stock-based compensation due to an increase in headcount as a result of the acquisition of DM Lab in May 2023.

Gain on debt extinguishment

Gain on extinguishment of debt for the nine months ended September 30, 2024 was approximately $1.9 million, related to settlement of accounts payable and accrued expenses through the issuance of 93,333 and 151,261 shares, respectively, of Common Stock and negotiated cash settlement. We did not have such extinguishment of debt during the nine months ended September 30, 2023.

Change in fair value of warrant liabilities
Change in fair value of the warrant liabilities for the nine months ended September 30, 2024 was approximately $0.8 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. We did not incur such expenses during the nine months ended September 30, 2023.
Liquidity and Capital Resources
Capital Resources and Available Liquidity
As of September 30, 2024, our principal source of liquidity was cash of approximately $0.1 million. We have financed operations to date with proceeds from the Promissory Note, transactions with AFG, sales of our Common Stock, the SEPA, warrant exercises and debt issuances to related and non-related parties. As described in Note A of our audited consolidated financial statements and unaudited consolidated interim financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $29.1 million at September 30, 2024. We expect losses and negative cash flows to continue for the foreseeable future, primarily as a result of increased general and administrative expenses, continued product research and development and marketing efforts. Management anticipates that significant additional expenditures will be necessary to develop and expand our business, including through stock and asset acquisitions, before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Current available funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business, including through the Business Combination or through business development activities. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. Our history of losses, our negative cash flow from operations, our limited cash resources on hand and our dependence on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in their report on our consolidated financial statements as of and for the year ended December 31, 2023 with respect to this uncertainty.

The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties, including through the SEPA and the Promissory Note or other public offerings or private placements. However, the Company’s cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.

In addition, the Company will need to raise additional capital through debt or equity financings to fund the purchase price of the Acquisition. The Company cannot assure you that it will be able to raise funds to pay the purchase price of the Acquisition on terms that are favorable, or at all.

Standby Equity Purchase Agreement

On August 26, 2024, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50.0 million of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on the SEPA Effective Date and terminating on the 36-month anniversary of the SEPA Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to an amount equal to 100% of the aggregate volume traded of the Company’s Common Stock on Nasdaq for the five trading days immediately preceding an Advance notice. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume weighted average price (“VWAP”) of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.” Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of shares of Common Stock issued and sold pursuant to such Advance notice will be reduced to the greater of (i) 30% of the trading volume of the Common Stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (ii) the number of shares of Common Stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of shares of Common Stock equal to the quotient of (a) the number of shares in the Advance notice requested by the Company divided by (b) 0.30. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee (the “Commitment Fee”) of $0.5 million by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock. Through September 30, 2024, the Company issued an aggregate of 280,899 shares of Common Stock to Yorkville, including the Commitment Fee.

Yorkville Promissory Note

On November 11, the Company issued the Promissory Note in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matures on March 11, 2025, and was issued at an original issue discount of 10%.

August Private Placement

On August 26, 2024, the Company entered into the August SPA with the August Purchasers, pursuant to which the Company will issue and sell an aggregate of 1,185,000 shares of the Company’s Common Stock at a price per share of $5.00, for an aggregate purchase price of $5.9 million.

In connection with the August SPA, the Assignment Effective Date, the Company entered into the Assignment Agreement with the Sponsor Members and the August Purchasers, pursuant to which, as an inducement to enter into the August SPA, the August Purchasers assumed, all of the Sponsor Members’ rights, title and interest in an aggregate of 1,185,000 shares of Common Stock held by Sponsor on their behalf as of the Assignment Effective Date. In exchange for the Assignment by the Sponsor Members of the Sponsor Securities to the August Purchasers, the Company agreed to release 1,252,500 shares of Common Stock from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company’s predecessor, DHC, Sponsor and the other signatories thereto or (ii) in certain lock-up agreements executed by certain of the Sponsor Members in connection with the consummation of the Company’s prior business combination. The Sponsor Members transferred an aggregate of 1,185,000 Sponsor Securities into an escrow account. The Sponsor Securities are released from the escrow account on a pro rata basis upon the making of the required fundings on the terms and conditions described in the August SPA. In the event an August Purchaser fails to make a required funding contemplated by the August SPA, a pro rata portion of the Sponsor Securities shall be released from the escrow account to the Company and the Company will cancel such Sponsor Securities.

On August 26, 2024, in connection with the August SPA and the Assignment Agreement, the Company issued to the August Purchasers an aggregate of 100,000 shares for an aggregate gross proceeds of $500,000. The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025.

For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an August Purchaser fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of November 13, 2024, a total of 220,000 shares of Common Stock have been issued to the August Purchasers for gross proceeds of $0.55 million. The Company has experienced delays in funding from certain of the investors under the August SPA. As of the date hereof, certain of such investors have failed to make their required fundings, giving effect to the tolling of all cure periods, in an aggregate amount of $1.25 million, and the Company is uncertain whether such amounts or future required fundings by such investors will be made.

On August 26, 2024, in connection with the August SPA and the Assignment Agreement, the Company entered into the August Warrant Agreement, pursuant to which the Company issued an aggregate of 960,000 warrants, with an exercise price of $5.00 per share with an expiration period of five years from the date of issuance.

Fee Conversion Agreement

On August 22, 2024, the Company entered into the Fee Conversion Agreement with Sponsor, pursuant to which the Company agreed to issue 151,261 shares of Common Stock at a value of $2.38 per share to Sponsor in exchange for the conversion of certain outstanding fees owed by the Company to Sponsor in the amount of $0.4 million.

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

May Private Placement

On May 28, 2024, the Company entered into the May SPA for the issuance and sale of 1,980,000 shares of Common Stock and 3,960,000 May Warrants, consisting of 1,980,000 May One-Year Warrants and 1,980,000 May Five-Year Warrants for aggregate gross proceeds of approximately $5.0 million. On May 30, 2024, the Company issued the May Purchasers an aggregate of 200,000 shares of Common Stock and 400,000 May Warrants and the May Purchasers paid an aggregate of $0.5 million to the Company in connection with the closing of the private placement. Pursuant to the May SPA, the remaining 1,780,000 shares of Common Stock and May Warrants to purchase 3,560,000 shares of Common Stock are to remain in escrow until each May Purchaser deposits amounts on a monthly basis no later than June 27, 2024, July 29, 2024, August 29, 2024, September 27, 2024 and October 29, 2024. Upon payment of each required funding, a pro rata portion of the shares of Common Stock and May Warrants in escrow are to be issued and released to the May Purchasers.

In connection with the May SPA, on May 28, 2024, the Company also entered into a Letter Agreement to Exercise Warrants with certain of the May Purchasers (the “Required Warrant Parties”). In the event the Company uses commercially reasonable efforts to raise an additional $3.3 million (not including amounts raised under the May SPA) in additional capital but is unable to do so by October 31, 2024, the Required Warrant Parties shall be required to exercise for cash certain of their Warrants on a monthly basis in the amounts and on the dates set forth below.

Number of Warrants	Date
100,000	October 31, 2024
300,000	November 30, 2024
300,000	December 31, 2024
300,000	January 31, 2025
300,000	February 28, 2025

In consideration for each May Warrant held by a Required Warrant Party so exercised, the Company shall issue to such Required Warrant Party one new May One-Year Warrant and one new May Five-Year Warrant, each with an exercise price of $2.50.

As of November 13, 2024, a total of 1,594,500 shares of Common Stock have been issued to the May Purchasers for an aggregate gross proceeds of $3,986,250, resulting in the issuance of 797,250 May One-Year Warrants and 797,250 May Five-Year Warrants. The Company has experienced delays in funding from certain of the investors under the May SPA. As of the date hereof, certain of such investors have failed to make their required fundings, giving effect to the tolling of all cure periods, in an aggregate amount of $963,750, and the Company is uncertain whether such amounts or future required fundings by such investors will be made.

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

Material Cash Requirements
Our material cash requirements include the following potential and expected obligations:

Bank Loans
As of September 30, 2024, we had four loans outstanding, all of which were assumed in the acquisition of DM Lab in May 2023, totaling approximately $0.9 million. The loans carry varying interest rates ranging from 4.667% to 6.69% and have varying maturity dates ranging from January to September 2024. The loans do not have optional or mandatory redemption or conversion features. In February 2024, we obtained a waiver to extend the due dates of $0.7 million of our outstanding bank loans to January 2025.

Research and Development Sponsorship

In December 2023, we entered into a research and development sponsorship agreement with Korea University for total consideration of up to 528.0 million Korean won (approximately $0.4 million) from January 2024 through December 2024. We can terminate the agreement upon 30 days written notice to Korea University. As of September 30, 2024, we paid 211.2 million Korean won (approximately $0.2 million) and owe the remaining 316.8 million Korean won (approximately $0.2 million) throughout the remainder of 2024.
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

The Cataneo Purchase Agreement

At closing of the Acquisition, in addition to equity consideration, we have agreed to pay a cash purchase price of $9.0 million. We may also be required to make additional cash payments in exchange for shares of common stock paid as Equity Consideration. See “Recent Events -The Cataneo Purchase Agreement”.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(11,666,133)	$(2,752,377)
Cash used in investing activities	(215,963)	(976,386)

Cash provided by financing activities	10,269,961	4,709,235
Net (decrease) increase in cash and cash equivalents	$(1,612,135)	$980,472
Operating activities
Cash used in operating activities was approximately $11.7 million during the nine months ended September 30, 2024 primarily due to our net loss of approximately $15.8 million. The net loss included non-cash charges of approximately $2.6 million, which consisted of approximately $1.8 million of depreciation and amortization expense, $1.6 million in equity-based compensation expense, including the issuance of restricted shares, $1.4 million of write offs of deferred financing fees, and $0.5 million of financing costs related to the SEPA, partially offset by $1.9 million in gains on debt extinguishment and $0.8 million in changes in fair value of the warrant liabilities. The net cash inflow of approximately $1.5 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $5.4 million, partially offset by a decrease of accrued expenses of $3.0 million, an increase in prepaid expense and other current assets of $0.9 million.
Cash used in operating activities was approximately $2.8 million during the nine months ended September 30, 2023, primarily due to our net loss of approximately $8.3 million. The net loss included non-cash charges of approximately $5.2 million, which primarily consisted of approximately $4.7 million in equity-based compensation expense and $0.5 million of depreciation and amortization expense. The net cash outflow of approximately $0.4 million from changes in our operating assets and liabilities was primarily due to a decrease in accounts payable, partially offset by an increase in accrued expenses.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2024 was approximately $0.2 million, which consisted primarily of capitalized internal-use software costs.

Cash used in investing activities during the nine months ended September 30, 2023 was approximately $1.0 million, which consisted primarily of deposits on patents, capitalized internal-use software costs and assets acquired from DM Lab.
Financing activities
Cash provided by financing activities during the nine months ended September 30, 2024 was approximately $10.3 million, which consisted primarily of proceeds received from the sale of Common Stock, exercise of options and warrants, partially offset by payment of a related party note.
Cash provided by financing activities during the nine months ended September 30, 2023 was approximately $4.7 million, which consisted of proceeds received from the issuance of convertible notes, the sale of Common Stock, related party note, proceeds received from related party advance repayments and exercise of options and warrants, partially offset by advances to related parties.
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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, which was filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on March 20, 2024.

Recent Accounting Pronouncements
See Note B to our consolidated financial statements, which was filed as Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on March 20, 2024 for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.
Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2024, based on the material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The issuances of additional shares of Common Stock under the SEPA may result in dilution of holders of Common Stock and have a negative impact on the market price of the Common Stock

Pursuant to the SEPA, we may issue and sell up to $50 million of shares of Common Stock to the Yorkville Investor. The price at which we may issue and sell shares may be at either (i) 96% of the daily VWAP of the Common Stock for any period commencing on the receipt of the advance notice by the Yorkville Investor and ending on 4:00 p.m. on the applicable advance notice date or (ii) 97% of the lowest daily VWAP of the Common Stock during the three trading days following a notice to sell to the Yorkville Investor, provided that we are subject to certain caps on the amount of shares of Common Stock that we may sell on any single day. Assuming that (a) we issue and sell the full $50 million of shares of Common Stock under the SEPA to the Yorkville Investor, (b) no beneficial ownership limitations, and (c) the issue price for such sales is $1.00 or $2.00 per share, such additional issuances would represent in the aggregate approximately 50,000,000 or 25,000,000 additional shares of Common Stock, respectively, or approximately 56.8% or 39.7% of the total number of shares of Common Stock outstanding as of the date hereof, after giving effect to such issuance. The timing, frequency, and the price at which we issue shares of Common Stock are subject to market prices and management’s decision to sell shares of Common Stock, if at all.

Upon effectiveness of this registration statement, the Yorkville Investor may resell all, some or none of their shares of Common Stock beneficially owned by them from time to time in their discretion and at different prices subject to the terms of the SEPA. As a result, investors will likely pay different prices for those shares, and so may experience different levels of dilution (and in some cases substantial dilution) and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase as a result of future issuances by the Company, whether to the Yorkville Investor or others at prices lower than the prices such investors paid for their shares. In addition, if we issue a substantial number of shares to such parties, or if investors expect that we will do so, the actual sales of shares or the mere existence of the SEPA may adversely affect the price of our Common Stock or make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price, or at all.

The issuance, if any, of Common Stock would not affect the rights or privileges of the Company’s existing stockholders, except that the economic and voting interests of existing stockholders would be diluted. Although the number of shares of Common Stock that existing stockholders own would not decrease as a result of these additional issuances, the shares of Common Stock owned by existing stockholders would represent a smaller percentage of the total outstanding shares of Common Stock after any such issuance, potentially significantly smaller.

Our ability to complete the Acquisition is dependent on our ability to obtain financing on favorable terms, or at all

Pursuant to the Purchase Agreement, the Sellers have agreed to sell all of the outstanding equity interests of Cataneo to the Company for an aggregate purchase price of $19,500,000, including at a minimum, $9,000,000 in cash, and an additional amount of up to $3,000,000 subject to the Cash Election. The closing of the Acquisition is dependent, upon other things, on the Company obtaining the financing necessary to pay such cash purchase price on terms that are mutually acceptable to the parties. We will need to raise additional capital through debt or equity financings to fund such cash purchase price. A failure to obtain such financing on favorable terms, or at all, could cause the Company to be unable to complete the Acquisition, which could materially harm our business. There can be no assurance that our business or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Acquisition, if the Acquisition is not consummated.

We may be unable to successfully integrate our business with Cataneo or realize the expected benefits of the Acquisition on our expected timeframe or at all. In addition, if we choose to acquire or invest in other new businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost-effective and/or non-disruptive manner.

Our success depends on our ability to enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline. We continue to search for viable acquisition candidates or strategic transactions that would expand our market sector and/or global presence, as well as additional products appropriate for current distribution channels. Accordingly, we have previously and may in the future pursue the acquisition of new businesses, products or technologies instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these acquisitions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with such acquisitions.

In October 2024, the Company entered into the Purchase Agreement with the Sellers to help us enhance our product offerings, grow our customer bases, improve our path to profitability and strengthen our future financial position. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.

Acquisitions involve many and diverse risks and uncertainties, including risks associated with conduction due diligence, the inability to satisfy closing conditions, problems integrating the purchased operations, assets, technologies or products, unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries, inability to achieve anticipated synergies, overpaying for acquisitions, invalid sales assumptions underlying potential acquisitions, issues maintaining uniform standards, procedures, controls and policies, diversion of management attention, adverse effects on existing business relationships or acquired company business relationships, risks associated with entering new markets, potential loss of key employees of acquired businesses, increased legal, accounting and compliance costs, and failure to successfully integrate acquired companies, such as Cataneo, or retain key personnel from the acquired company.

We compete with other companies for these opportunities, and we may be unable to consummate such acquisitions or other strategic transactions on commercially reasonable terms, or at all. In addition, acquired businesses may have ongoing or potential liabilities, legal claims (including tort and/or personal injury claims) or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Even if we are aware of such liabilities, claims or issues, we may not be able to accurately estimate the magnitude of the related liabilities and damages. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, failed to fulfill their contractual obligations to their customers, or failed to satisfy legal obligations to employees or third parties, we, as the successor, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

August Private Placement

On August 26, 2024, the Company entered into the August SPA with certain investors thereto pursuant to which the Company will issue an aggregate of 1,185,000 shares of Common Stock at a price per share of $5.00 for an aggregate purchase price of $5,925,000. As of November 13, 2024, a total of 220,000 shares of Common Stock have been issued to the August Purchasers for gross proceeds of $550,000. Further, on August 26, 2024, the Company entered into the August Warrant Agreement with each of the Warrantholders, pursuant to which the Company issued to the Warrantholders an aggregate of 960,000 August Warrants, with an exercise price of $5.00 per share with an expiration period of five years from the date of issuance. The issuances of such shares and August Warrants were not registered under the Securities Act and were issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Standby Equity Purchase Agreement

On August 26, 2024, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on August 26, 2024 and terminating on the 36-month anniversary of August 26, 2024. As partial consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company issued to Yorkville of an aggregate of 280,899 shares of Common Stock. The issuance of such shares was not registered under the Securities Act and was issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Fee Conversion

On August 22, 2024, the Company entered into a Fee Conversion Agreement with Sponsor, pursuant to which the Company agreed to issue 151,261 shares of Common Stock (the “Conversion Shares”) at a value of $2.38 per share to Sponsor in exchange for the conversion of certain outstanding fees owed by the Company to Sponsor in the amount of $360,000. The Conversion Shares were offered and sold in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D (Rule 506) thereunder.

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

Issuer Purchases of Common Stock

During the three months ended September 30, 2024, the Company did not repurchase any shares of Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

This item is not applicable.

Item 5. Other Information

Yorkville Promissory Note

On November 11, the Company issued a non-convertible unsecured promissory note (the “Promissory Note”) in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matures on March 11, 2025, and was issued at an original issue discount of 10%. The Company will be required to make monthly cash payments beginning on December 15, 2024, and continuing on the same day of each successive calendar month (each, an “Installment Date”) of principal in the amount of the sum of (i) $416,667 of Principal (or the outstanding principal amount if less than such amount), plus (ii) a payment premium in an amount equal to 5% of the principal amount being paid, if applicable (the “Payment Premium”), and (iii) any accrued and unpaid interest as of each Installment Date (“Installment Amounts”).

The Company shall, at its own option, repay each Installment Amount either (i) in cash on or before each, or (ii) by submitting an advance notice(s) under the SEPA (an “Advance Repayment”), on or before the applicable Installment Date, or any combination of (i) or (ii) as determined by the Company. If the Company repays the Installment amount in cash, the cash payment shall include the Payment Premium. If the Company elects an Advance Repayment for all or a portion of an Installment Amount, then no Payment Premium will apply. In addition, for so long as the Promissory Note is outstanding, with respect to any advance notice submitted by the Company under the SEPA, the Company shall select an Option 2 Pricing Period (as defined in the SEPA), unless otherwise agreed by the Yorkville.

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

2.2#
Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on October 30, 2024).

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

10.1
Securities Purchase Agreement, dated July 1, 2024, by and between the Company and that certain purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on July 5, 2024).

10.2†
Separation and Release Agreement, dated August 22, 2024, by and between Brand Engagement Network Inc. and Michael Zacharski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 22, 2024).

10.3^
Securities Purchase Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.4^
Share Assignment and Lockup Release Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc., certain members of DHC Sponsor, LLC, certain other existing stockholders and affiliates of the Company signatory thereto and certain purchasers identified on the exhibits thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.5
Warrant Purchase Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc. and each of the warrantholders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.6
Form of Letter Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc. and certain members of DHC Sponsor, LLC and certain other existing stockholders and affiliates of the Company signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.7
Standby Equity Purchase Agreement, dated August 26, 2024, by and between Brand Engagement Network Inc. and YA II PN, Ltd (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.8*	Promissory Note, dated November 11, 2024, by and between Brand Engagement Network Inc. and YA II PN, Ltd.

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Brand Engagement Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
^ Certain information has been redacted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that the registrant customarily and actually treats as private or confidential. The registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
†    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brand Engagement Network Inc.

Date: November 14, 2024	By:	/s/ Paul Chang
	Name:	Paul Chang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Bill Williams
	Name:	Bill Williams
	Title:	Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)