Form 10-K
period 2024-12-31
Brand Engagement Network Inc.
filed 2025-03-31
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2024
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
(307) 757-3650
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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, based on the $3.45 closing price as of such date was approximately $33.4 million.

As of March 27, 2025, 42,274,461 shares of the Issuer’s common stock, $0.0001 par value per share, and 16,440,962 public warrants representing the right to acquire one share of the Issuer’s common stock for $11.50, were issued and outstanding.
Documents Incorporated by Reference
None.

BRAND ENGAGEMENT NETWORK INC.
Form 10-K
For the Year Ended December 31, 2024

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

●	our ability to develop and attain market acceptance for our products and services;

●	our ability to maintain the listing of our securities on Nasdaq and to regain compliance with Nasdaq listing standards;

●	the attraction and retention of qualified directors, officers, employees and key personnel;

●	our need for additional capital and whether additional financing will be available on favorable terms, or at all;

●	the lack of a market for our Common Stock and Public Warrants and the volatility of the market price and trading price for our Common Stock and Public Warrants;

●	our ability to meet the conditions to close, including the raising of sufficient financing to fund our pending acquisition (the "Cataneo Acquisition") of Cataneo Gmbh ("Cataneo"), our ability to pay down payments in accordance with the Purchase Agreement and our ability to integrate and realize the anticipated benefits of the Cataneo Acquisition;

●	the impact of lawsuits and other litigation matters on our business, including the AFG Lawsuit (as defined below).

●	our limited operating history;

●	the length of our sales cycle and the time and expense associated with it;

●	our ability to grow our customer base;

●	our dependency upon third-party service providers for certain technologies;

●	competition from other companies offering artificial intelligence products that have greater resources, technology, relationships and/or expertise;

●	our ability to compete effectively in a highly competitive market;

●	our ability to protect and enhance our corporate reputation and brand;

●	our ability to hire, retain, train and motivate qualified personnel and senior management and our ability to deploy our personnel and resources to meet customer demand;

●	our ability to grow through acquisitions and successfully integrate any such acquisitions;

●	our ability to grow through acquisitions and successfully integrate any such acquisitions, including our pending acquisition of Cataneo;

●	the impact from future regulatory, judicial, and legislative changes in our industry;

●	increases in costs, disruption of supply or shortage of materials, which could harm our business;

●	our ability to successfully maintain, protect, enforce and grow our intellectual property rights;

●	our future financial performance, including the ability of future revenues to meet projected annual bookings;

●	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;

●	our ability to generate sufficient revenue from each of our revenue streams; or

●	other risks, uncertainties and factors set forth in this Annual Report on Form 10-K, including those set forth under the section titled “- Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I
Item 1. Business

Overview

We are a generative AI ("GenAI") company specializing in conversational AI solutions. Through our secure, human-like AI agents ("AI Agents"), available in different modalities, we seek to transform consumer engagement and elevate customer experience, productivity, and business performance. Our AI Agents are built on 16+ advanced AI modules spanning perception, understanding, and response, with advanced capabilities in natural language processing ("NLP"), multisensory awareness, sentiment and environmental analysis, and real-time individuation and personalization. Our conversational AI solutions are tailored to meet the unique needs of our business customers - from AI Agent customization in look, sound, and feel, to conversation design, business system integration, and cross-platform execution.

We were originally formed in 2018 with the intention of disrupting the traditional mailing system through a uniquely secure, personalized electronic communication network. Although we still seek the same core goal of giving consumers more control over their data, we have refocused our product development on secure and personalized communications between customers and businesses with the new vision of enabling more meaningful interactions and engaging experiences. In 2023, we consummated our acquisition of DM Lab Co., LTD (“DM Lab”), through which we acquired our first AI Agent prototype. Today we are piloting a scalable and configurable platform that creates, deploys and manages human-like AI Agents, where each assistant is tailored for a specific intended purpose and trained on approved data provided by our customers.

Our initial focus has been on our healthcare and automotive applications for our AI Agents. We continue to pursue these verticals, developing and implementing our conversational AI solutions to help bridge resource gaps, enhance efficiencies, and enrich decision-making. Recognizing the broader potential of AI-powered engagement, we have expanded our development focus into advertising and media, introducing conversational AI to transform brand messaging into interactive, dynamic experiences that deepen consumer engagement. By continuously refining our technology and expanding its applications, we aim to redefine human-AI interaction across industries.

We aim to ensure our AI solutions operate effectively across cloud, on-premises, and hybrid environments, supporting seamless integration with our customer's systems, which includes advancing our technology to deploy our multimodal AI Agents within native apps, kiosks, and software development kit integrations. We believe that by focusing on the intersection of personalization, customization, and configuration, we can push the boundaries of AI, delivering a versatile and multi-capable agentic solution that enhances value for both businesses and their customers.

As a pre-revenue business, revenue generated in 2023 and 2024 was minimal, and we generated minimal revenues in 2022, which were attributable to beta testing of a mobile advertising platform under an exploratory business model that was discontinued. In November 2023, we obtained our first customer in the healthcare industry through our entry-level community cloud AI Agent offering. In 2024, we broadened our customer base by launching AI Agent pilots with five additional healthcare companies. Alongside these pilots, we formed commercial partnerships with two healthcare technology companies and an audiovisual media branding company to expand awareness, sales opportunity, and technological capabilities internationally.

We offer a customizable human-like AI Agent that can enhance customer engagement while delivering a secure, consistent and effective message for vertically-focused end markets. We aim to connect to clients' real time data systems for access to customer specific files, accounts and records to provide meaningful personalized information to our clients' customers from an approved data set, while maintaining compliance with applicable privacy and data protection laws and regulations. Additionally, we will seek to offer tools to help our clients' customers manage their personal data and conversations.

Our AI Agents seek to emulate a discussion between the customers of our clients and our AI Agents as a way of enhancing the user experience by creating a more meaningful interaction. Our platforms are designed to quickly train and deploy the AI Agents into customer defined environments on multiple device types and engagement modes on the Web (desktop, mobile and app), the phone (voice and text) and installed to meet consumers in the physical world through kiosks. By "meeting the consumers where they are" and allowing interactions to occur on their preferred devices, our applications can be more easily and broadly adopted by the market. Furthermore, we aim to integrate with our customers' business backend systems, such as customer relationship management, enterprise resource planning, and Internet of Things (“IoT”) systems within our full-stack. In addition, by providing customers a human-like interface and a secure environment through multi-model communication, we believe we are able to deliver scaled solutions for industries impacted by labor and cost burdens and whom have a desire to increase engagement with their customers.

AI Agents. We have assembled our technology components to create an integrated AI Agent that enables us to provide a seamless consumer-facing experience for our clients complete with our proprietary configurable safety and security features. Our customizable AI Agents are integrated into our clients' environment and train on their internal data to provide a broad array of customer service and education solutions for our clients' interactions with their current and potential customers. Our AI Agents are designed to work with several existing large language models (“LLMs”), including Anthropic LLM and Llama 2 LLM to configure and personalize our AI Agents' responses to consumer inquiries to create client-specific solutions. We believe in the benefits of small footprint LLMs that work in tandem with other data retrieval and data processing techniques that seek to ensure a safe environment as well as minimize the required computations needed to achieve a human-like experience. Our AI Agents can change their dialogue, conversation design, personality and appearances based on the specific needs of our customers and the consumer environments in which they operate. Our AI Agents can be offered to our clients' customers through mobile apps, desktops or laptops, as well as through in-store life-size kiosks and SDK integrations and are designed to be deployed in a fully ringfenced environment.

Differentiation Through Configurable Safety and Security. We believe the primary differentiation of our AI Agents is the ability to reduce bias and minimize "hallucinations," filtering for inappropriate inputs and responses and managing customer identity resolution. We implement retrieval-augmented generation, a process of optimizing the output of a LLM, so it references an authoritative knowledge base outside of its training data sources before generating a response, and focus on embedding techniques for retrieval. We utilize pre-trained foundation models, which we do not train ourselves, and augment such models with our carefully curated knowledge bases. Our belief in our ability to reduce bias and minimize hallucinations is based on:

●	High-Quality Knowledge Base: We maintain a carefully vetted and regularly updated knowledge base to provide accurate, current information. The information is generally provided to us by our clients who utilize their own experts in their corresponding fields.

●	Sophisticated Retrieval Mechanisms: Our retrieval system is designed to find the most relevant and reliable information for each query.

●	Careful Curation of Retrieved Information: We prompt the foundation model to base its responses primarily on the retrieved information, reducing the likelihood of generating unfounded statements.

●	Uncertainty Communication: We implement prompting strategies that encourage the model to express uncertainty when retrieved information is insufficient or ambiguous. Our prompting strategies are triggered whenever our systems detect that the safety threshold is too low.

Additionally, we expect to implement data anonymization techniques to safeguard against proprietary data leakage to third-party LLMs. Our platform has been designed with a "middle layer" that performs these configurable safety functions without inducing delay in the overall experience. If desired, the responses will only come from a select dataset that has been ingested while still providing a natural conversation to the user with appropriate natural language responses. In addition, all conversations or sessions can be transcribed and further analyzed to audit the system and the dialogues for continuous monitoring of the configurable safety and security protocols of our platforms.

Customization, Configuration, and Optimization. Our AI Agents can enable substantial variations in customer experiences. ASR, TTS, and NLP can be tweaked for tone, cadence, personality, emotions and other auditory features. The voices used in our AI Agents can be matched with broad variations of agent appearance design with customized ethnicity, skin tone, facial features, and other physical attributes. AI Agents can be dressed in broad variations of outfits appropriate for the application, such as a nurse's scrubs, auto repair uniform, formal business attire, casual-friendly attire, and other profession-appropriate attire. NLP can be configured to provide various levels of responses appropriate for the audience, including comprehensive, detailed, and technical responses to assist a doctor or a nurse or concise responses using commonly spoken vocabulary to assist a consumer.

Deployment. Our modular architecture enables source data to be ingested for training and response generation in a few hours through a standardized data interface. Once a dataset has been ingested by the application, dialogue management can begin with several tactics and methods to reduce the learning period of the AI Agent. Our unique approach of using statistical methods combined with more intuitive methods can accelerate the training of our AI Agents significantly. The deployment of the AI Agent "meets our customers where they are" by having a combination of cloud-based, server-based and local-device-based functionality. Deployments of our AI Agents can be completely optimized to take advantage of the dataset, solution environment, device hardware and operating systems and existing IT infrastructure. Furthermore, our AI Agents are designed to be quickly deployed into customer defined environments on multiple device types and engagement modes on the web (desktop, mobile and app), the phone (voice and text) and installed to meet consumers in the physical world through kiosks.

Use Cases. We have recently debuted the following use cases for our AI Agents, which we intend to pilot with our customers:

Automotive Assistants:

●	Web AI Agent: A solution for transforming the online experience for dealership customers. By understanding customer needs and preferences, our AI Agent works in tandem with the sales team to provide enhanced customer experiences online that carry through to the dealership.

●	In-Vehicle Experience: Connecting directly with vehicle data, mobile application, and contextual information to provide drivers with engaging experiences, providing relevant and meaningful engagement opportunities from automotive vertical participants.

●	Sales AI Agent: Available on life-size kiosks, and offers uniformity and personalization to each customer through an intuitive interface. This integration ensures a smooth transition from online browsing to in-person dealership experience.

●	Service AI Agent: Designed to enhance the way customers interact with automotive service departments by combining proprietary cutting-edge AI and an intuitive interface to deliver enhanced customer service experiences for consumers requiring vehicle maintenance, booking appointments and those who want to learn more about service options and service programs.

●	Technician AI Agent: Offering real-time guidance, know-how and information to automotive technicians, safeguarding original equipment manufacturer (“OEM”) compliance and serving as a vital partner in the garage.

Healthcare Assistants:

●	Drug Adherence AI Agent: Providing educational assistance to patients concerning newly prescribed or existing medications, including administration methods, with the goal of driving drug adherence and improving disease management.

●	Vaccine AI Agent: Providing vaccine education and scheduling assistance for seasonal vaccines like the flu and COVID-19, as well as age-related vaccines such as human papillomavirus, herpes simplex virus and shingles and other potential vaccines.

●	Health Insurance AI Agent: Supporting healthcare insurance, Medicare Advantage, information, and decision support.

●	Chronic Disease Management AI Agent: Designed to support chronic disease management, with a current focus on type 2 diabetes, rheumatology, and behavioral health.

In the future, we expect to increase the number of use cases for our AI Agents in the automotive and healthcare markets, as well as in new markets to which we intend to expand, such as financial services.

The AI Industry

We operate within the generative AI industry, a rapidly advancing segment within the broader AI market, positioned at the intersection of machine learning, deep learning, and natural language processing. Our conversational AI solutions allow us to target a total addressable market that is estimated to be worth $10 billion and is poised to grow to $47 billion1 by 2030, as substantiated by third-party industry reports and comprehensive studies related to our target sectors.

The growing adoption of generative AI is being driven by the pursuit of cost reduction, value enhancement, differentiated customer engagements and operational efficiency benefits that we believe are not available to organizations through legacy solutions. There are a number of trends that are impacting the rate of adoption and facilitating changes to the ways organizations manage their technology infrastructure. These key trends include:

Agentic AI. We believe the landscape of GenAI has evolved, shifting from knowledge-based tools like AI chatbots and co-pilots to GenAI-enabled agents capable of executing complex, multi-step workflows. These "agentic systems" can complete tasks autonomously and interact dynamically with their environments. Deloitte2 projects that in 2025, 25% of organizations leveraging GenAI will launch agentic pilots, with adoption expected to reach 50% by 2027. While multi-capable AI agents are not new, this trend reflects a broader industry recognition of AI's potential to move beyond single-function responses toward more sophisticated, autonomous assistance.

Growing Acceptance of AI. According to a study conducted by McKinsey3, 72% of businesses have employed some kind of AI and 65% have utilized GenAI, specifically, in at least one business function during 2024. The study also suggested that 67% of respondents expect their organizations to invest more in AI in the next three years with analytics AI and GenAI being the likely recipient segments of this investment. Organizational experimentation of GenAI is also increasing according to a study published by Deloitte4, which found that 68% of represented organizations had more than ten proof-of-concepts currently being pursued as of September 2024. Awareness is also permeating throughout organizations according to another study published by McKinsey5, which indicated that nearly all employees (94%) and C-suite leaders (99%) had some familiarity with GenAI as of 2024. Additionally, demographic studies reveal that 62% of "Millennials", 50% of "Gen Z", and 22% of "Baby Boomers" report high levels of expertise with AI.6 These studies speak to the increasing pervasiveness of AI in organizations and the widespread proliferation of its adoption and acceptance across the population.

1 https://www.statista.com/statistics/1552183/global-agentic-ai-market-value/
2 https://www2.deloitte.com/us/en/insights/industry/technology/technology-media-and-telecom-predictions/2025/autonomous-generative-ai-agents-still-under-development.html
3 https://www.mckinsey.com/capabilities/quantumblack/our-insights/the-state-of-ai#/
4 https://www2.deloitte.com/content/dam/Deloitte/us/Documents/consulting/us-state-of-gen-ai-q4.pdf
5 https://www.mckinsey.com/capabilities/mckinsey-digital/our-insights/superagency-in-the-workplace-empowering-people-to-unlock-ais-full-potential-at-work#/
6 https://www.mckinsey.com/capabilities/mckinsey-digital/our-insights/superagency-in-the-workplace-empowering-people-to-unlock-ais-full-potential-at-work#/

Trust, Security & Reliability. As organizations increasingly experiment with and adopt GenAI, they have become more aware of its potential risks and challenges. Among the top barriers to adoption. Deloitte7 reported in 2025 that 29% of organizations cite a loss of trust due to bias, hallucinations, and inaccuracies, while 35% highlight concerns over errors with real-world consequences. Similarly, McKinsey's8 research underscores these apprehensions, revealing that in 2024 51% of U.S. employees are concerned about cybersecurity risks, 50% about inaccuracies, 43% about personal privacy, and 40% about intellectual property infringement.

Ethical and Regulatory Change. The growing pervasiveness of AI technologies, including generative AI and data collection efforts, have spurred greater ethical and regulatory consideration over the potential privacy, bias and fairness implications inherent to the deployment of such technologies. Governments and regulatory bodies are introducing frameworks and guidelines to ensure responsible AI deployment and data privacy and protection. A study published by Deloitte9 in 2025 indicated that regulatory compliance concerns stand as the most significant barriers for businesses considering development and deployment of GenAI tools and applications. Addressing these ethical and compliance aspects is crucial for organizations to build trust with their customers, partners, and stakeholders, and to avoid or mitigate potential risks associated with noncompliance whether intentional or unintentional.

Timely, Personalized Experiences. We believe consumer satisfaction in business interactions hinges on the timely fulfillment of consumer needs, the consistency of these interactions and a preference for highly-personalized experiences. Gartner10 has previously reported that organizations that focus on personalization can expect 16% more commercial outcome impact. Research conducted by McKinsey indicated that 71% of consumers expect personalized interactions, and 76% of consumers experienced dissatisfaction when offerings did not achieve it.

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

Integration of Emerging Technologies. Digital transformation efforts are increasingly focusing on the seamless integration of emerging technologies beyond generative AI. These include technologies like blockchain, cloud management and computing, and the IoT. The strategic integration of these emerging technologies into existing infrastructure and processes is a critical aspect of future-proofing organizations and ensuring they stay at the forefront of technological advancements. As these emerging technologies gain broader acceptance and are further integrated into the world's digital infrastructure, we expect the adoption of AI to be empowered and accelerated. Significant growth is projected in these technologies according to various industry studies: Statista forecasts that there will be over 29 billion IoT-connected devices globally by 2030, while Gartner estimates that by 2025, more than 95% of new digital workloads will be deployed on cloud-native platforms, a significant increase from the 30% observed in 2021. These statistics underscore the accelerating pace of technological adoption and the critical role of integration in driving successful digital transformations, which we believe will further the adoption of AI.

Our Core Strengths

Versatile Applications and Customizable Designs that are Industry-Agnostic. We believe our AI Agents will be deployable across multiple differing industry verticals, regardless of whether a business leverages public or private cloud services, localized or hybrid environments. Whether in the automotive, healthcare or other industries or other developing markets, our AI Agents have been designed to deploy and integrate with our customers' businesses regardless of industry or internal infrastructure. We believe our broad scope of application allows us to be nimble and respond to developing trends with our end-users and other potential customers, without having substantial delays and costs when entering emerging markets.

7 https://www2.deloitte.com/content/dam/Deloitte/us/Documents/consulting/us-state-of-gen-ai-q4.pdf
8 https://www.mckinsey.com/capabilities/mckinsey-digital/our-insights/superagency-in-the-workplace-empowering-people-to-unlock-ais-full-potential-at-work
9 https://www2.deloitte.com/us/en/pages/about-deloitte/articles/press-releases/state-of-generative-ai.html
10 https://www.gartner.com/en/executive-guidance/impact-of-personalization

Customizable solutions delivering personalized experiences. We believe every engagement with a customer is unique and personalized. Although our AI Agents are designed to allow for consistent and brand-cohesive communication, our short-term and long-term memory design and proprietary secured-identity protocol can enable individualized experiences based on an understanding of the individual that changes with time. Our secure, private, prompt design can contextualize our human-like response generation with client-approved and validated data sets. In this way, each human-like AI Agent is designed to be unique to and aligned with the brand of our clients.

Adaptive analytics and machine learning driving speed to deployment. We believe the ability of our AI Agents to be trained to the data of our clients in short periods of time in an automated fashion will be a significant driver of our ability to deploy our platform quickly and efficiently. We believe we are capable of navigating substantial data demands through our pre-processing, remote streaming and sequential linking foundations. Fueled by cutting-edge analytics and machine learning, we believe our AI Agents are capable of processing vast volumes of data within the business environment of our customers. Leveraging our advanced analytics capabilities, we designed our AI Agents to provide actionable insights to businesses in real-time.

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

Our Growth Strategies

New Customer Acquisition Leveraging Direct and Channel Sales Strategy. We aim to expand our customer base by leveraging both direct sales force efforts and strategic channel partnerships. By forging agreements with strong industry partners, such as IntelliTek in healthcare, we streamline access to new customer prospects and unlock new market opportunities. We plan to seek additional partnerships with channel sales providers across our current verticals to organically grow revenues and expand familiarity with our products and brand.

"Land & Expand". We see significant growth potential and margin expansion opportunities in the automotive, healthcare, and financial services sectors in the medium- to long-term. Our strategic approach involves initially establishing customer relationships through our AI Agents and, over time, expanding these relationships to introduce additional offerings that meet our customers' evolving needs.

Product and Verticals Expansion. We are developing a strong pipeline of innovative future developments that we believe will not only augment our AI Agents but also enrich business applications, products, and platforms that adopt our embedded solutions. We believe maintaining a strong pipeline will facilitate new offerings that we can deliver to our business customers. As we penetrate our current vertical markets and diversify our product portfolio, we also intend to explore adjacent verticals to drive revenue expansion.

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

Agreement to Acquire Cataneo. On October 29, 2024, we entered into the Share Purchase and Transfer Agreement, as subsequently amended by the Addendum, to acquire all of the outstanding equity interests of Cataneo. Cataneo is a leader in media technology, offers an all-in-one solution for ad sales, inventory management, and campaign optimization. Cataneo assists broadcast and entertainment companies streamline operations, increase revenue, and enhance audience engagement. We are currently working to complete the acquisition with Cataneo. If we close the transaction, we aim to expand our product offerings and to integrate our AI Agents with Cataneo's offerings to deliver even greater value to Cataneo's brands and customers.

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

Automotive

Although there is less fragmentation in the new car dealership and insurance provider segments, these segments are also subject to changing consumer preferences towards digitally enabled touchpoints and industry-wide rising cost pressures, which we believe offers a natural entry point for our platform. As of March 27, 2025, there are more than 450,000 organizations operating in the automotive industry globally. This figure encompasses 280,000+ service centers, 151,000+ used car dealerships, 18,000+ new car dealerships and 500+ insurance providers. The used car dealership and service center segments are fragmented. This fragmentation has propagated data disparity across segment participants and led to slow adoption of emerging technologies and analytics capabilities. In turn, this has facilitated a gap between the changing preferences towards digitization, and legacy offerings. This was evidenced in a study by McKinsey, which revealed that 95% of used-car searches were instigated online. In a separate study, McKinsey noted that more than 80% of respondents use online sources during the purchase-consideration period of new vehicle sales.

Advertising

The advertising landscape has evolved significantly in recent years, shifting from broad "spray and pray" approaches to more data-driven "pay and hope" strategies. At the core of this transformation is the drive for personalization and greater relevance to target audiences. However, this pursuit of individuation has led to widespread consumer data and privacy violations, eroding trust among both consumers and the organizations delivering branded messages. Beyond privacy concerns, advertisers also face challenges in attribution, with limited access to reliable insights on whether their messages actually reach the intended audience. This lack of transparency underscores the need for more effective methods of verifying ad placements and engagement. The U.S. advertising market is projected to reach $569 billion by 202911. Furthermore, the automotive sector is a particularly high-spending vertical. In 2023, automotive manufacturers alone invested an estimated $20.8 billion in advertising12. We believe our GenAI solutions can address these challenges-enhancing consumer data privacy and improving attribution by providing interactive engagements powered by dynamic conversational AI. We believe these solutions will mark a shift from mere consumer exposure to meaningful consumer experiences.

Financial Services

We believe we can fill much of the onboarding deficiencies faced by providers across the financial services sector by delivering a friendly, trustworthy and neutral interface that can provide comfort to customers facing delicate financial decisions. Over 227,000 organizations operate in the financial services industry. Although not exhaustive of segments operating in this vertical, this figure consists of 12,000+ FDIC and Non-FDIC insured banks, 195,000+ credit intermediaries, 16000+ asset & wealth management and 4,500+ insurance providers. Trust is a central tenant of financial services organizations in which reliability and security are essential to the delivery of value to clients. This is backed by extensive regulation, which establishes risk on industry participants to ensure compliance. The scope and complexity of traded products is exerting pressure on the reconciliation processes undertaken by asset and wealth management organizations. These processes often depend on manually integrated information from disparate sources. Insurance providers may struggle to scale efforts to digitize customer onboarding, policy binding and claims assessment. In a study by Deloitte, 54% of insurance companies investigated had not completed an upgrade to their legacy policy administration systems.

Illustrative Offering Tiers

We plan to offer our products in three tiers, varying based on the level of integration, number of customers services, concurrency of customer engagement and customization of the solutions we provided, as well as the needs of our end users.

Community Cloud. Built for small enterprises with data privacy requirements that service large customer bases. It is characterized by shared infrastructure and simple customization.

Private Cloud. Built for small-to-medium enterprises with more complex data privacy requirements that service large customer bases. This is marked by proprietary cloud infrastructure and technology.

On-Premises. Built for large enterprises with high concurrency and strict data security. This is distinguished as a full ring-fenced custom enterprise solution.

11 https://www.statista.com/outlook/amo/advertising/united-states
12 https://www.statista.com/topics/1601/automotive-advertising/#topicOverview

Sales and Customers

We leverage both a direct sales force and a channel partner strategy to drive organic customer growth. In July 2024, we entered into a commercial agreement with Vybroo, granting a non-exclusive license to market and sell our technology to its diverse client base in Mexico. In September 2024, we executed a reseller agreement with IntelliTek, providing a non-exclusive worldwide license to promote our products within the healthcare industry. We had previously sought to partner with AFG Companies, Inc. (“AFG”) to develop products for the automotive vertical. Since ending the partnership in early 2025, we have shifted our focus toward securing new partnerships to advance our automotive applications while expanding independent customer adoption efforts. In addition to healthcare and automotive, we have expanded our development focus into advertising and media. We intend to utilize additional channel partners and grow our sales team to further expand our customer base and drive revenues. We believe our customer base will primarily consist of original equipment manufacturers, car dealerships, hospitals, outpatient clinics and medical professionals, as well as insurance companies and third-party administrators, advertising agencies, and ad tech platforms. We intend to target partners whose offerings (both product and services) could be significantly enhanced or differentiated by our technology.

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

To compete with other companies that may be larger and may have more resources, our strategy is to leverage our technological lead, which is the result of our targeted and intentional approach to meeting the needs of our key customers and partners, as well as harness operational nimbleness that enables us to react quickly to sudden shifts in industry trends. We aim to leverage our partners sales teams and their existing business relationships to scale our business. Once we have established our presence with key customers and partners, our goal is to embed our platform and technology into their existing offerings such that our partners' offerings can create a market differentiation to provide more value to their customers, generate additional revenue opportunities, pay royalties or platform fees for using our AI platforms and ultimately to provide a better customer experience.

Competitive Landscape

Our main sources of competition fall into several categories:

●	Companies with AI capabilities focused on solutions in the conversational interface, language understanding and processing;

●	Organizations offering products within our current target verticals; and

●	Legacy providers, including large technology companies with existing and fast-growing AI offerings.

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

The principal competitive factors in the markets in which we operate include:

●	Accuracy and precision of NLP and natural language understanding;

●	Degree of available and seamless multimodality;

●	Flexible deployment model and cross-platform support;

●	Ease and speed of adoption and use;

●	Customization and flexibility to customer needs;

●	Individualized personalization and contextualization;

●	Data security, privacy, and regulatory compliance;

●	Extensibility of product innovation, research, and pipeline;

●	Depth of vertical expertise and specialization;

●	Scope of channel and distribution partner network;

●	Pricing, cost structures, and returns on investment;

●	Strength of sales and marketing efforts;

●	Financial and other resources and name recognition;

●	Existing customer relationships;

●	Brand salience, reputation, and level of adoption; and

●	Track records of success in complex environments.

Intellectual Property

We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties and other contractual measures, to protect our intellectual property rights.

As of March 27, 2025, we had 21 issued patents, including 10 U.S. issued patents and 11 issued abroad. Our U.S. issued patents expire between September 9, 2028, and April 18, 2031. We also have 25 pending patent applications, including 24 U.S. nonprovisional patent applications, 9 U.S. provisional patent applications (2 of which are in the process of being revived as a matter of unintentional abandonment), one Patent Cooperation Treaty patent application, and three patent applications in other jurisdictions. The pending U.S. patent applications, if issued, would expire between 2041 and 2044. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We also generally apply a policy requiring our employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. There are a number of risks associated with our patent rights and other intellectual property rights, including whether such rights are valid, enforceable or sufficient to protect our business, products or services. See the section titled "Risk Factors-Risks Related to Intellectual Property, Information Technology, Data Privacy and Security" for a more comprehensive description of risks related to our intellectual property.

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

While regulatory regimes governing artificial intelligence broadly remain undeveloped, there are a number of existing regulations in some of our target verticals with which we may need to comply. For example, there are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information ("PII"), including health information. In particular, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its respective implementing regulations, establishes privacy and security standards that limit the use and disclosure of protected health information ("PHI"), and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Violations of HIPAA may result in civil and criminal penalties. We will be subject to HIPAA to the extent we store customer data on our system as opposed to a third-party cloud system or with our customers.

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

Employees

As of December 31, 2024, we had 39 full-time employees and 6 independent contractors.

Corporate Information

Our principal executive offices are located at 145 E. Snow King Ave, PO Box 1045, Jackson, WY 83001. Our phone number is (307) 757-3650. Our website is https://beninc.ai/. Information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

Available Information

The Company electronically files reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC are also available free of charge through the Company’s investor relations website (http://www.sanaramedtech.com/investor-relations/), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any shareholder who requests it.

Legal Proceedings

On January 16, 2025, the Company filed a lawsuit (the “AFG Lawsuit”) against AFG and its Chief Executive Officer, Ralph Wright Brewer III, in the Northern District of Texas, Dallas Division alleging fraudulent misrepresentation, breach of contract, and the concealment of a ransomware attack on its own network shortly before the Reseller Agreement was executed. Given that the litigation remains in its early stages, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Apart from the foregoing, we are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

An investment in our securities involves a variety of risks, some of which are specific to us and some of which are inherent to the industry in which we operate. The following risks and other information in this Annual Report on Form 10-K or incorporated in this Annual Report on Form 10-K by reference, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read carefully before investing in our securities. These risks may adversely affect our financial condition, results of operations or liquidity. Many of these risks are out of our direct control, though efforts are made to manage those risks while optimizing financial results. These risks are not the only risks we face. Additional risks and uncertainties that we are not aware of or focused on or that we currently deem immaterial may also adversely affect our business and operations. This Annual Report on Form 10-K is qualified in its entirety by all these risk factors.

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our ordinary shares to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	Future resales of our Common Stock may cause the market price of our Common Stock to drop significantly, even if the Company’s business is doing well.

●
Certain existing securityholders acquired their securities in the Company at prices below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in our Company may not experience a similar rate of return.

●	We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.

●	We have a history of losses and may not be able to achieve profitability on a consistent basis or at all.

●
We expect to be dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on our financial condition and operating results.

●	The total addressable market opportunity for our current and future products may be much smaller than we estimate.

●	We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

●
Our results of operations and key financial and operational metrics are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.

●	Our sales cycles may be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.

●
Our business depends on customers purchasing additional subscriptions and products from us and renewing their subscriptions. If customers do not renew or expand their subscriptions with us, our revenue may decline and our business, financial condition and results of operations may be harmed.

●
Our revenue growth depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.

●
Our ability to sell our software and services to customers is dependent on the quality of our offerings, and our failure to maintain the quality of our offerings could have a material adverse effect on our sales and results of operations.

●	We may not be able to effectively develop and expand our sales, marketing and customer support capabilities.

●	We may generate a significant portion of our revenues primarily from a few major customers, and loss of business from such customers could reduce our revenues and significantly harm our business.

●
If we are not able to grow, maintain and enhance our brand and reputation, our relationships with our customers, partners, investors and employees may be harmed, and our business and results of operations may be adversely affected.

●
If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, operating results and financial position could be adversely affected.

●	Changes in our subscription or pricing models could adversely affect our operating results.

●	The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.

●
We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

●	Our ability to complete the Acquisition is dependent on our ability to obtain financing on favorable terms, or at all.

●
We may be unable to successfully integrate our business with Cataneo or realize the expected benefits of the Acquisition on our expected timeframe or at all. In addition, if we choose to acquire or invest in other new businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost-effective and/or non-disruptive manner.

●	AI is a nascent and rapidly changing technology. The slowing or stopping of the development or acceptance of AI technologies may adversely affect our business.

●	Issues in the use of AI or machine learning in our software may result in reputational harm or liability.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) could have a material adverse effect on our business and stock price.

●	Future sales of shares by existing shareholders could cause our stock price to decline.

●	The Company may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the Public Warrants worthless.

●
We have the ability to require holders of the Public Warrants to exercise such warrants on a cashless basis, which will cause holders to receive fewer shares of Common Stock upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.

●	Our management does not have prior experience in operating a public company.

●	A substantial number of the Company’s Common Stock are restricted securities and as a result, there may be limited liquidity for our Common Stock.

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

We have incurred losses in each year since our incorporation. We incurred a net loss of approximately $33.7 million and $11.7 million in the years ended December 31, 2024 and 2023, respectively. As a result, we had an accumulated deficit of approximately $47.0 million as of December 31, 2024. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer and the price of our Common Stock to decline.

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

Our estimates of the total addressable market for conversational AI are based on internal and third-party estimates as well as a number of significant assumptions. Market opportunity estimates and growth forecasts included in this Annual Report 10-K are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including market research and our own internal estimates, may prove to be incorrect. If any of our estimates prove to be inaccurate, the market opportunity for platform and products could be significantly less than we estimate. If this turns out to be the case, our potential for growth may be limited and our business and future prospects may be materially adversely affected.

We have filed a lawsuit against one of our commercial partners, and lawsuits and other litigation matters are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.

On January 16, 2025, the Company filed the AFG Lawsuit against AFG and its Chief Executive Officer, Ralph Wright Brewer III, in the Northern District of Texas, Dallas Division alleging fraudulent misrepresentation, breach of contract, and the concealment of a ransomware attach on its own network shortly before the Reseller Agreement was executed. The results of any such lawsuits and claims cannot be predicted with certainty, and any negative outcome from any such lawsuits could result in payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

There can be no assurances that a favorable final outcome will be obtained in all our cases, and defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

The timing of our sales cycles is unpredictable and is impacted by factors such as budgeting and appropriation cycles, varying commercial fiscal years and changing economic conditions. This can impact our ability to plan and manage margins and cash flows. Our sales cycles may be long, and it may be difficult to predict exactly when, or if, we will make a sale with a potential customer or how quickly we can move them from the "land" phase into the "expand" phase. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our subscription agreements. The timing of customer billing and payment may vary from contract to contract, including any subscription prepayments. A delay in the timing of receipt of any revenues owed to us or a default in payments on large contracts may negatively impact our liquidity for the period and in the future.

Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:

●	the success of our sales and marketing efforts;

●	our ability to increase our margins;

●	the timing of expenses and revenue recognition;

●	the timing and amount of payments received from our customers;

●	termination of one or more large contracts by customers or channel providers;

●	the time- and cost-intensive nature of our sales efforts and the length and variability of sales cycles;

●	the amount and timing of operating expenses related to the maintenance and expansion of our business and operations;

●	the timing and effectiveness of new sales and marketing initiatives;

●	changes in our pricing policies or those of our competitors;

●	the timing and success of new products, features, and functionality introduced by us or our competitors;

●	cyberattacks and other actual or perceived data or security breaches;

●	our ability to hire and retain employees, in particular, those responsible for the development, operations and maintenance, and selling or marketing of our software; and our ability to develop and retain talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time and provide sales leadership in areas in which we are expanding our sales and marketing efforts;

●	changes in the competitive dynamics of our industry;

●	the cost of and potential outcomes of future claims or litigation, which could have a material adverse effect on our business;

●	indemnification payments to our customers or other third parties;

●	ability to scale our business with increasing demands;

●	the timing of expenses related to any future acquisitions; and

●	general economic, regulatory, and market conditions, including the impact of public health crises such as the COVID-19 pandemic and international affairs such as the conflict between Russia and Ukraine and in the Middle East which may cause financial market volatility.

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

Prior to BEN’s merger with Prior BEN and DHC Acquisition Corp. (the "Business Combination"), BEN was a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. To date, we have never conducted a review of our internal control for the purpose of providing the reports required by Sarbanes-Oxley. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports.

In connection with the preparation of BEN's 2022 and 2023 consolidated financial statements, we and our independent auditors identified material weaknesses and significant deficiencies in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

These material weaknesses related to the following:

1	The Company has not invested the resources to properly document its risks affecting the financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system.

2	The Company, has not yet invested the necessary resources into the accounting and reporting functions in order to properly account for and prepare its US GAAP compliant financial statements on a timely basis.

3	The Company has failed to properly account for its merger with Datum Point Labs ("DPL"), specifically to obtain a historical value of the patent portfolio acquired by DPL in May 2019, since the merger was between entities under common control.

4	The Company has failed to timely obtain valuation reports for its underlying common shares or to value its equity grants in accordance with US GAAP.

5	The Company has failed to properly account for the extinguishment of certain liabilities through the issuance of common shares or through the exercise of warrants.

6	The Company has failed to properly classify the acquired developed technology from DM Lab Co., LTD ("DM Lab") as an in-process research and development asset.

Our auditor also noted the following deficiencies that we believe to be significant deficiencies. A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity's ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity's financial statements that is more than inconsequential will not be prevented or detected by the entity's internal control.

1	The Company has failed to impute interest on non-interest bearing related party advances.

2	The Company incorrectly recorded certain selling, general and administrative expenses.

3	The Company has incorrectly included certain 2023 liabilities in accounts payable at December 31, 2022.

During 2023, the Company commenced remediation efforts to address the identified material weaknesses which including hiring a Chief Financial Officer and adding additional review procedures by qualified personnel over complex accounting matters which include engaging third-party professionals with whom to consult regarding complex accounting applications.

However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses and significant deficiencies described above. As of March 27, 2025, the material weaknesses and significant deficiencies have not been remediated.

We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Although we are in the process of implementing internal controls, we are in the early stages of such implementation. We cannot assure you that the measures we have taken to date will be sufficient to remediate any weaknesses in our internal controls that we may identify or prevent the identification of significant deficiencies or material weaknesses in the future. If the steps we take do not create effective internal controls in a timely manner, there could be a reasonable possibility that our internal controls will be ineffective and could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. If we are required to restate our consolidated financial statements in the future, we may be the subject of negative publicity focusing on financial statement inaccuracies and resulting restatement. In addition, our financial results as restated may reflect results that are less favorable than originally reported. In the past, certain publicly traded companies that have restated their consolidated financial statements have been subject to shareholder actions. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our Common Stock to decline. Further, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate consolidated financial statements may have a material adverse effect on our stock price.

Our sales cycles may be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the software, including, among others, such customer's projections of business growth, uncertainty about economic conditions (including as a result of public health crises such as the COVID-19 pandemic and international affairs such as the conflict between Russia and Ukraine and in the Middle East), capital budgets, anticipated cost savings from the implementation of our software, potential preference for such customer's internally developed software solutions, perceptions about our business and software, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our software and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer's organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

As part of our sales efforts, we will invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our products and services. In the "land" phase of our business model, we may deploy prototype capabilities to potential customers at minimal cost initially to them for evaluation purposes, and there is no guarantee that we will be able to convert these engagements into long-term sales arrangements. In addition, we currently have a limited direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration to sale of our products and services, tends to be long and varies substantially from customer to customer. Because decisions to purchase our software involve significant financial commitments, potential customers generally evaluate our software at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.

Our business depends on customers purchasing additional subscriptions and products from us and renewing their subscriptions. If customers do not renew or expand their subscriptions with us, our revenue may decline and our business, financial condition and results of operations may be harmed.

Our future success depends in part on our ability to sell additional subscriptions and products to customers who sign initial agreements with us, and those customers renewing their subscriptions when the contract term expires. We expect the terms of our subscription agreements will primarily be one to three years. Our customers have no obligation to renew their subscriptions for our products after the expiration of their subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew or expand their subscriptions with us. Our retention rate of customers may decline or fluctuate as a result of a number of factors, including business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, consolidation of affiliates' multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers' spending on AI, customer service and IT solutions or their spending levels generally. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. These factors may also be exacerbated by unfavorable conditions in the economy. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed.

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

Moreover, we cannot guarantee that the partners with whom we have, or with whom we will form, strategic relationships will devote the resources necessary to expand our reach and increase our distribution. For example, we have recently terminated our Exclusive Reseller Agreement with AFG due to, among other things, disagreements involving the expenditure of necessary resources, which will require us to seek new partnerships in the automotive vertical. In addition, customer satisfaction with services and other support from our strategic partners may be less than anticipated, negatively impacting anticipated revenue growth and results of operations. We cannot assure you that our strategic partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Moreover, we will rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. If we are unsuccessful in establishing or maintaining our relationships with third parties, or if our strategic partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot assure you that these relationships will result in increased customer usage of our products or increased revenue to us.

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

For revenue under any reseller agreements where we are required to recognize such revenue ratably (as opposed to on a prepaid basis),any decreases in new subscriptions or renewals in any one period may not be immediately reflected as a decrease in revenue for that period but could negatively affect our revenue in future quarters. This also makes it difficult for us to rapidly increase our revenue through the sale of additional subscriptions in any period, as revenue is recognized over the term of any such reseller agreements. In addition, fluctuations in monthly subscriptions based on usage could affect our revenue on a period-over-period basis. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our securities would decline substantially.

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

Our main sources of current and potential competition fall into several categories:

●	AI companies focused on solutions in the conversational interface, language understanding and processing;

●	organizations offering products within our current target verticals; and

●	legacy providers, including large technology providers seeking to add or scale AI capabilities.

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

Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these platforms and applications to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we can. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and gross margins, and loss of market share. In addition, it is possible that industry consolidation may impact customers' perceptions of the viability of smaller or even mid-size software firms and consequently customers' willingness to purchase from such firms.

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

As usage of our platform capabilities grow, we will need to devote additional resources to improving and maintaining our infrastructure and integrating with third-party applications. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base. Any failure of or delay in these efforts could result in impaired system performance and reduced customer satisfaction, resulting in decreased sales to new customers, lower dollar-based net retention rates or, the issuance of service credits or requested refunds, which would hurt our revenue growth and our reputation. Further, any failure in optimizing our spending on third-party cloud services as we scale could negatively impact our gross margins. Even if we are successful in our expansion efforts, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion of and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could harm our business, financial condition and results of operations.

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

As the markets for our subscriptions grow and as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing model as we have historically used. Regardless of pricing model used, large customers may demand higher price discounts than in the past. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

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

The benefits to customers and projected return on investment of our products have not been substantiated through long-term trials or use. We currently have a limited frame of reference by which to evaluate the performance of the products upon which our business prospects depend, and these products may not provide the expected benefits to customers. Our products may not perform consistent with customers' expectations or consistent with other products which may be or may become available. Any failure of our products to perform as expected could harm our reputation and result in adverse publicity, lost revenue, subscription cancellation, harm to our brand, delivery delays, and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.

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

Our ability to complete the Acquisition is dependent on our ability to meet the conditions to close, including the ability to obtain financing on favorable terms, or at all and our ability to pay down payments in accordance with the Purchase Agreement.

Pursuant to the Purchase Agreement, the Sellers have agreed to sell all of the outstanding equity interests of Cataneo to the Company for an aggregate purchase price of $19,500,000, including at a minimum, $9,000,000 in cash, and an additional amount of up to $3,000,000 subject to the Sellers’ right to convert a portion of the Equity Consideration to cash at a price per share of $2.50 (the “Cash Election”). In addition, the Addendum provides that the Company pay to Sellers $350,000 as a partial down payment on the Cash Consideration by February 13, 2025 which amount was paid in full on February 12, 2025. In addition, the Addendum provides for additional temporary suspensions of Sellers' right to withdraw for two successive one-month periods through April 30, 2025, dependent upon the Company's payment each month of a down payment of $100,000 Additional Down Payments, with each Additional Down Payment to be credited toward the Cash Consideration to be owed by the Company. On March 14, 2025, the Company paid an Additional Down Payment of $100,000 to be credited toward the Cash Consideration. The closing of the Acquisition is dependent, upon other things, on the Company obtaining the financing necessary to pay such cash purchase price and the down payments on terms that are mutually acceptable to the parties. We will need to raise additional capital through debt or equity financings to fund such cash purchase price. A failure to obtain such financing on favorable terms, or at all, could cause the Company to be unable to complete the Acquisition, which could materially harm our business. There can be no assurance that our business or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Acquisition, if the Acquisition is not consummated.

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

We may acquire or invest in companies and technologies, which may divert our management's attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments .

As part of our business strategy, we expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets. We also may enter into relationships with other businesses to expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:

●	an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

●	costs and potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;

●	we may encounter difficulties or unforeseen expenditures assimilating or integrating the businesses, technologies, infrastructure, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us or if we are unable to retain key personnel, if their technology is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise;

●	we may not realize the expected benefits of the acquisition;

●	an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;

●	an acquisition may result in a delay or reduction of customer subscriptions for our offerings for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

●	the potential impact on relationships with existing customers, vendors, and channel providers as business partners as a result of acquiring another company or business that competes with or otherwise is incompatible with those existing relationships;

●	the potential that our due diligence of the acquired company or business does not identify significant problems or liabilities, or that we underestimate the costs and effects of identified liabilities;

●	exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from former employees, customers, or other third parties, which may differ from or be more significant than the risks our business faces;

●	potential goodwill impairment charges related to acquisitions;

●	we may encounter difficulties in, or may be unable to, successfully sell any acquired offerings;

●	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

●	an acquisition may require us to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations, or result in liabilities resulting from the acquired company's failure to comply with applicable laws or regulations;

●	our use of cash to pay for an acquisition would limit other potential uses for our cash;

●	if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

●	to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

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

We may, from time to time, be involved in and subject to litigation or proceedings for a variety of claims or disputes, or regulatory inquiries (including the AFG Lawsuit). These claims, lawsuits and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common-law fraud, government regulation or compliance, alleged federal and state securities and "blue sky" law violations or other investor claims and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. In addition, our business and results may be adversely affected by the outcome of currently pending and any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.

Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time consuming and can divert our resources and leadership's attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our software or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

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

AI is an emerging technology that offers new capabilities which are not fully developed. The development of AI technology is a new and rapidly evolving industry that is subject to a high degree of uncertainty. Factors affecting the further development of the AI industry include, without limitation:

●	continued worldwide growth in the adoption and use of AI technology;

●	changes in consumer demographics;

●	changes in public tastes and preferences;

●	the popularity or acceptance of AI technology; and

●	government and quasi-government regulation of AI technology, including any restrictions on access, operation and the use of AI.

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

Deterioration of the economic conditions in South Korea could adversely affect our current business, financial conditions and results of operation.

A significant number of our employees and operations are located in South Korea. There is currently a high level of political unrest occurring in South Korea. As a result, we are subject to political, economic, legal and regulatory risks specific to South Korea, and our performance and successful fulfilment of our operational strategies are dependent in part on the overall South Korean economy. The economic indicators in South Korea in recent years have shown mixed signs of growth and uncertainty, and the current political environment in South Korea is expected to continue to result in an erosion of the currency exchange rate between the Korean won and the U.S. dollar. As a result, future growth of the Korean economy is subject to many factors beyond our control, including developments in the global economy.

The South Korean economy is closely tied to, and is affected by developments in, the global economy. In recent years, adverse conditions and volatility in the worldwide financial markets, fluctuations in oil and commodity prices, and the COVID-19 pandemic, have contributed to the uncertainty of global economic prospects in general and have adversely affected, and may continue to adversely affect, the South Korean economy. Due to liquidity and credit concerns and volatility in the global financial markets, the value of the Korean won relative to the U.S. dollar and other foreign currencies and the stock prices of South Korean companies have fluctuated significantly in recent years. Any future deterioration of the South Korean economy or the global economy could adversely affect our business, financial condition, and results of operations.

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

Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors' hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or software, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

Any interruption in our service, whether as a result of an internal or third-party issue, could damage our brand and reputation, cause our customers to terminate or not renew their contracts with us or decrease use of our software and services, require us to indemnify our customers against certain losses, result in our issuing credit or paying penalties or fines, subject us to other losses or liabilities, cause our software to be perceived as unreliable or unsecure, and prevent us from gaining new or additional business from current or future customers, any of which could harm our business, financial condition, and results of operations. Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. If any third parties increase pricing terms, terminate, or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.

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

Our products are inherently complex and may in the future, contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. See the Risk Factor titled "If our information technology systems or those of third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences" for additional information concerning security risks.

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

We could incur substantial costs as a result of any claim of infringement, misappropriation or violation of another party's intellectual property rights.

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

Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

●	cease selling or using products that incorporate the intellectual property rights that we allegedly infringe, misappropriate or violate;

●	make substantial payments for legal fees, settlement payments or other costs or damages;

●	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

●	redesign the allegedly infringing products to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible.

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

Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our products and technologies. We rely on a combination of intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy or discover aspects of our products or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. Additionally, our competitors may independently develop technologies that are substantially the same or superior to our technologies and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management's efforts.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets .

As of March 27, 2025, we had 21 issued patents, including 10 U.S. issued patents and 11 issued abroad. Our U.S. issued patents expire between September 9, 2028, and April 18, 2031. We also have 25 pending patent applications, including 24 U.S. nonprovisional patent applications, 9 U.S. provisional patent applications (2 of which are in the process of being revived as a matter of unintentional abandonment), one Patent Cooperation Treaty patent application, and three patent applications in other jurisdictions. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our products. Any of these events would harm our business.

Issues in the use of AI or machine learning in our software may result in reputational harm or liability.

We develop and use AI, including generative AI, and machine learning ("ML") technologies in our products and services (collectively, "AI/ML" technologies) and our employees and personnel may use AI/ML technologies to perform their work. AI/ML is a significant and potentially growing element of our business. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI/ML, such as the EU's AI Act. We expect other jurisdictions will adopt similar laws.

AI/ML models such as those used in our products/services may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor "poisons" the model with bad inputs or logic), or if the logic of the model is flawed (a so-called "hallucination"). We or our customers may also use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us or our customers to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits or decisions that are otherwise harmful. If such AI-based outputs are deemed to be biased or otherwise harmful, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability. Additionally, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into our own or third-party generative AI/ML models or platforms could be leaked or disclosed to others. Where AI/ML models ingest personal data or other sensitive information and make connections using such data, those technologies may reveal other personal or sensitive information generated by the model.

Certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making in ways that may be incompatible with our development and use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML models, or prevent or limit our use of AI/ML technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot develop or use AI/ML or such activities are restricted, our business may be less efficient, or we may be at a competitive disadvantage. The use of AI/ML to assist us or our customers in making certain decisions may also be regulated by certain privacy laws. For additional information on risks that privacy and data protection obligations could pose to our business, see the Risk Factor titled "We are or may become subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences."

Furthermore, inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI/ML solutions. If the recommendations, forecasts, or analyses that AI/ML applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm., Additionally, some AI/ML use scenarios may present ethical issues. Though our technologies and business practices are designed to mitigate many of these issues and risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

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

In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, "sensitive information").

Our and our third-party vendors' and business partners' information technology systems may be damaged or compromised by malicious events, such as cyberattacks, physical or electronic security breaches, malicious internet-based activity, online and offline fraud, natural disasters, fire, power loss, telecommunications failures, personnel misconduct and human error.

Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including internal bad actors, such as employees or contractors (through theft or misuse), or third parties (including traditional computer hackers, "hacktivists," persons involved with organized crime, or sophisticated foreign state or foreign state-supported actors).

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

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. Certain of the third parties on which we rely have in the past, and may in the future, experience cybersecurity incidents. We could experience adverse consequences resulting from any security incidents or other interruptions experienced by third-party service providers. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award and our reputation could be harmed. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties' infrastructure in our supply chain or our third-party partners' supply chains have not been compromised.

We, and the third-party business partners and vendors upon which we have relied, have experienced, and may in the future experience, cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. In April 2024, our former primary commercial partner and exclusive reseller for the automotive industry, AFG, publicly disclosed that it was the victim of a ransomware attack in the Fall of 2023.

Although prior cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that future cyberattacks, if successful, will not have a material impact on our business or financial results. While we have security measures in place designed to protect our information and our customers' information and to prevent data loss and other security incidents, we have not always been able to do so and there can be no assurance that in the future these measures will be successful. Security incidents could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform and services.

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

In addition, our reliance on third-party service providers and business partners could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology and other functions. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. Our contracts may not contain limitations on liability. There can be no assurance that any limitations of liability provisions in our contracts or license arrangements with customers or in our agreements with vendors, partners, or others would be enforceable, applicable, or adequate or would otherwise protect us from any such liabilities or damages with respect to any claim.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee's, personnel's, or vendor's use of generative AI technologies.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data and health data (collectively, "sensitive data").

Our data processing activities mean that we are or may become subject to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.

In the past few years, numerous U.S. states-including California, Virginia, Colorado, Connecticut, and Utah-have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to optout of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. To the extent that we are or may become subject to such laws, the exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, "CCPA"), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union's General Data Protection Regulation ("EU GDPR"), the United Kingdom's GDPR ("UK GDPR"), Brazil's General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China's Personal Information Protection Law impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the

United States in compliance with law, such as the EEA's standard contractual clauses, the UK's International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR's cross-border data transfer limitations.

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

Obligations related to data privacy and security (and consumers' data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to Ownership of Our Common Stock and Public Warrants

A market for our Common Stock and Public Warrants may not be sustained, which would adversely affect the liquidity and price of our Common Stock and Public Warrants. If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price and liquidity of our Common Stock and Public Warrants could decline.

The trading market for our Common Stock and Public Warrants will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our Common Stock and Public Warrants would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We do not intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of any credit facility into which we or any of our subsidiaries enters may restrict our ability to pay dividends, and any additional debt we or any of our subsidiaries may incur in the future may include similar restrictions. As a result, shareholders must rely on sales of their Common Stock after price appreciation as the only way to realize any future gains on their investment.

We will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a company with publicly-traded securities, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities laws and regulations. These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These new obligations will also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in this Annual Report on Form 10-K and in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our Common Stock.

Nasdaq may delist our securities from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock and Public Warrants are listed on Nasdaq under the symbols "BNAI" and "BNAIW", respectively. In order to continue listing our securities on Nasdaq, we are required to maintain certain financial, distribution and stock price levels. Generally, we will be required to maintain a minimum market capitalization and a minimum number of holders of our securities.

If Nasdaq delists our Common Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Common Stock is a "penny stock" which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company's securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Failure to establish and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and stock price.

We are required to comply with the SEC's rules implementing Sections 302 and 404 of Sarbanes-Oxley, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(a) until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Prior to the Business Combination, BEN did not have an internal audit function. To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert management's attention from other matters that are important to the operation of our business. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected. We could also become subject to investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

Delaware law and provisions in our Certificate of Incorporation and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Common Stock.

Our Certificate of Incorporation (our "Charter") and Bylaws contain provisions that could depress the trading price of our Common Stock by acting to discourage, delay, or prevent a change of control or changes in our management that our stockholders may deem advantageous. These provisions include the following:

●	a classified board of directors so that not all members of the board of directors are elected at one time;

●	the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorship;

●	director removal solely for cause;

●	super-majority voting to amend certain provisions of our Charter and any provision of our Bylaws;

●	"blank check" preferred stock that our board of directors could use to implement a shareholder rights plan;

●	the right of our board of directors to issue our authorized but unissued Common Stock and Preferred Stock without stockholder approval;

●	no ability of our stockholders to call special meetings of stockholders;

●	no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	limitations on the liability of, and the provision of indemnification to, our director and officers;

●	the right of the board of directors to make, alter, or repeal our Bylaws; and

●	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our Charter or Bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

The provision in our Charter requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.

Our Charter provides that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom shall be the sole and exclusive forum for the following claims or causes of action under Delaware statutory or common law: (i) any derivative claim or cause of action brought on behalf of the Company; (ii) any claim or cause of action for breach of a fiduciary duty owed by any current or former director, officer or other employee or shareholder of the Company, to the Company or the Company's shareholders; (iii) any claim or cause of action against the Company or any current or former director, officer or other employee of the Company, arising out of or pursuant to any provision of the DGCL, the Charter or the Bylaws of the Company (as each may be amended from time to time); (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Charter or the Bylaws of the Company (as each may be amended from time to time, including any right, obligation, or remedy thereunder); (v) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against this corporation or any current or former director, officer or other employee of the Company, governed by the internal-affairs doctrine or otherwise relate to the Company's internal affairs, in all cases to the fullest extent permitted by applicable law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. The Charter further providers that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act including all causes of action asserted against any defendant named in such complaint. Any person or entity purchasing or otherwise acquiring any interest in the Company's securities will be deemed to have notice of and consented to this provision.

Although the Charter contains the choice of forum provisions described above, it is possible that a court could rule that such provisions are inapplicable for a particular claim or action or that such provisions are unenforceable. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and, therefore, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

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

If our existing shareholders sell or indicate an intention to sell substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of our Common Stock subject to stock options outstanding and reserved for issuance under our equity incentive plans are registered on a Form S-8 under the Securities Act and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline.

Although the Sponsor is subject to certain restrictions regarding the transfer of our Common Stock, these shares may be sold after the expiration of their respective lock-ups. We have filed one or more registration statements to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The Company may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the Public Warrants worthless .

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants listed on Nasdaq as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants as described above could force holders to (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (ii) sell the Public Warrants at the then-current market price when holders might otherwise wish to hold the Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of the Public Warrants. None of the 6,000,000 warrants (the "Private Placement Warrants") sold at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, which were assumed in connection with the closing of the Business Combination, will be redeemable by us so long as they are held by the Sponsor or their permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant). In such a case, the holders will be able to exercise their Public Warrants prior to redemption for a number of shares of Common Stock determined based on the redemption date and the fair market value of Common Stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of Common Stock received is capped at 0.361 shares of Common Stock per Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.

We have the ability to require holders of the Public Warrants to exercise such warrants on a cashless basis, which will cause holders to receive fewer shares of Common Stock upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash .

If the Company calls the Public Warrants for redemption after the redemption criteria described elsewhere in Annual Report on Form 10-K have been satisfied, we have the option to require any holder that wishes to exercise their Public Warrants to do so on a "cashless basis." If the Company's management chooses to require holders to exercise their Public Warrants on a cashless basis, the number of our Common Stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the Public Warrant for cash. This will have the effect of reducing the potential "upside" of the holder's investment in the Company.

The exclusive forum clause set forth in the warrant agreement governing the Public Warrants may have the effect of limiting an investor's rights to bring legal action against us and could limit the investor's ability to obtain a favorable judicial forum for disputes with us .

Our outstanding Public Warrants provide for investors to consent to exclusive forum to state or federal courts located in New York, New York. This exclusive forum may have the effect of limiting the ability of investors to bring a legal claim against us due to geographic limitations and may limit an investor's ability to bring a claim in a judicial forum that it finds favorable for disputes with us. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. Notwithstanding the foregoing, nothing in the warrant limits or restricts the federal district court in which a holder of a warrant may bring a claim under the federal securities laws.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management's and the board of director's attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock and Public Warrants may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, could be impacted by the global macroeconomic events, such as the COVID-19 pandemic and the current conflict in Ukraine and in the Middle East. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of unfavorable or uncertain economic and market conditions, such as the current global economic uncertainty experienced as a result of the COVID-19 pandemic and the current inflationary environment in the United States. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Common Stock and Public Warrants may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

A substantial number of the Company's Common Stock are restricted securities and as a result, there may be limited liquidity for our Common Stock.

A substantial portion of our outstanding shares of Common Stock currently constitute restricted securities and "control" securities for purposes of Rule 144 of the Securities Act or otherwise subject to a contractual lockup. As a result, there may initially be limited liquidity in the trading market for our Common Stock until these shares are sold pursuant to an effective registration statement under the Securities Act or the shares become available for resale without volume limitations or other restrictions under Rule 144 and are otherwise no longer subject to a lockup agreement. Even once these are no longer restricted or a registration statement for such shares has become effective, the liquidity for our Common Stock may remain limited given the substantial holdings of such stockholders, which could make the price of our Common Stock more volatile and may make it more difficult for investors to buy or sell large amounts of our Common Stock.

Our Common Stock may be delisted from the Nasdaq Capital Market which could negatively impact the price of our Common Stock, liquidity and our ability to access the capital markets.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders' equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the Nasdaq Capital Market, our Common Stock may be delisted. If our Common Stock is delisted, it could reduce the price of our Common Stock and the levels of liquidity available to our stockholders. In addition, the delisting of our Common Stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our Common Stock could materially adversely affect our ability to raise capital. Delisting from the Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

As previously reported, on December 30, 2024, the Company received the Notice from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company's Common Stock, had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no effect on the listing of the Common Stock at this time, which continues to trade on The Nasdaq Capital Market under the symbol “BNAI”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until June 28, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend the 10-day period).

If the Company is not in compliance with the Bid Price Requirement by the Compliance Date, the Company may qualify for a second 180 calendar day period to regain compliance with the Bid Price Requirement. To qualify for an additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not qualify for or fails to regain compliance during the second compliance period, then the Staff will provide written notification to the Company that its Common Stock will be subject to delisting. At that time, the Company may appeal the Staff's delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, that such an appeal would be successful.

The Company intends to monitor the closing bid price of its Common Stock and is evaluating available options, including seeking to effect a reverse stock split, to resolve the noncompliance matters described herein and intends to take appropriate steps to maintain its listing on Nasdaq. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement.

The issuances of additional shares of Common Stock under the SEPA may result in dilution of holders of Common Stock and have a negative impact on the market price of the Common Stock.

Pursuant to the SEPA, we may issue and sell up to $50 million of shares of Common Stock to YA II PN, Ltd. ("Yorkville”), of which we have sold $1,825,518 through March 28, 2025. The price at which we may issue and sell shares may be at either (i) 96% of the daily VWAP of the Common Stock for any period commencing on the receipt of the advance notice by Yorkville and ending on 4:00 p.m. on the applicable advance notice date or (ii) 97% of the lowest daily VWAP of the Common Stock during the three trading days following a notice to sell to Yorkville, provided that we are subject to certain caps on the amount of shares of Common Stock that we may sell on any single day. Assuming that (a) we issue and sell the full $50 million of shares of Common Stock under the SEPA to Yorkville, (b) no beneficial ownership limitations, and (c) the issue price for such sales is $1.00 per share, such additional issuances would represent in the aggregate approximately 47,537,977 additional shares of Common Stock, respectively, or approximately 52.9% of the total number of shares of Common Stock outstanding as of March 27, 2025, after giving effect to such issuance. The timing, frequency, and the price at which we issue shares of Common Stock are subject to market prices and management's decision to sell shares of Common Stock, if at all.

Yorkville may resell all, some or none of the shares of Common Stock it beneficially owns from time to time in its discretion and at different prices subject to the terms of the SEPA. As a result, investors will likely pay different prices for those shares, and so may experience different levels of dilution (and in some cases substantial dilution) and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase as a result of future issuances by the Company, whether to Yorkville or others at prices lower than the prices such investors paid for their shares. In addition, if we issue a substantial number of shares to such parties, or if investors expect that we will do so, the actual sales of shares or the mere existence of the SEPA may adversely affect the price of our Common Stock or make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price, or at all.

The issuance, if any, of Common Stock would not affect the rights or privileges of the Company's existing stockholders, except that the economic and voting interests of existing stockholders would be diluted. Although the number of shares of Common Stock that existing stockholders own would not decrease as a result of these additional issuances, the shares of Common Stock owned by existing stockholders would represent a smaller percentage of the total outstanding shares of Common Stock after any such issuance, potentially significantly smaller.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We recognize the critical importance of cybersecurity in safeguarding sensitive information and maintaining operational resilience. We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and customer information from unauthorized access or attack, as well as secure our networks and systems.

The Audit Committee of the Board of Directors (the “Audit Committee”) is responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Our management is responsible for the day-to-day oversight and management of our enterprise risks, including risks from cybersecurity threats. Primary responsibility for assessing, monitoring, and managing our cybersecurity risks rests with our Chief Information and Data Officer and dedicated information security team, who develop, prioritize, and execute our cybersecurity strategy in partnership with relevant departments and business units. Our CIDO, who has over 25 years of information technology experience including cybersecurity and information security, oversees our cybersecurity framework and reports to our management-level information technology steering subcommittee and management-level enterprise risk management committee. Our CIDO is assisted in this oversight role by additional members of management.

The Company’s data security framework integrates technical solutions, policies, controls, data governance, and employee training. Key components of our framework include strong encryption, access control, regular updates, data backup, and endpoint security. The Company is also currently implementing features within its AWS environment, such as Security Hub, and is committed to compliance with HIPAA and SOC 2. The Company continuously researches alternatives to its current framework, recognizing that cybersecurity presents an ever-evolving challenge.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. To date, we have not experienced any cyber incidents that have had a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors - Risks Related to Our Business and Industry – If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Item 2. Properties

We do not own any buildings or other real property. Our principal executive offices are located at 145 E. Snow King Ave, PO Box 1045, Jackson, WY 83001.

The Company leases 5800 square feet of office space at Shinwon Plaza, 28-2 Hannam-dong, Yongsan-gu, Seoul. The lease has a term of 3 years, which began on September 15, 2024 and terminates on September 14, 2027. The lease has an option to renew and has an annual escalation of 3%; monthly rent is KRW 16,398,000, plus value-added tax of 10%.

Item 3. Legal Proceedings

On January 16, 2025, the Company filed a lawsuit against AFG and its Chief Executive Officer, Ralph Wright Brewer III, in the Northern District of Texas, Dallas Division alleging fraudulent misrepresentation, breach of contract, and the concealment of a ransomware attach on its own network shortly before the Reseller Agreement was executed. Given that the litigation remains in its early stages, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Apart from the foregoing, we are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is listed on The Nasdaq Capital Market under the symbol “BNAI,” and our warrants to purchase Common Stock (the “Public Warrants”) are listed on The Nasdaq Capital Market under the symbol “BNAIW”. The closing price of our Common Stock and Public Warrants as reported by Nasdaq on March 27, 2025, was $0.38 and $0.02, respectively.

Record Holders

As of March 27, 2025, there were 111 shareholders of record and there were 42,274,461 shares of Common Stock issued and outstanding. The number of shareholders of record does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2024 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2024.

Comparative Stock Performance

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, we are not required to provide the information required by Item 201(e) of Regulation S-K.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Cautionary Note Regarding Forward-Looking Statements,” “Business,” “Risk Factors” and the consolidated financial statements and accompanying notes related thereto appearing elsewhere in this Annual Report on Form 10-K.Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “BEN” refer to Brand Engagement Network Inc., a Delaware corporation.

Risk Relating to Forward-Looking Statements

This discussion and analysis contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the fact that they do not strictly relate to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” the negative version of these words, or other comparable words or phrases. Such forward-looking statements are subject to various risks and uncertainties. In particular, these include statements relating to future actions, statements regarding future performance or results and anticipated services or products, sales efforts, expenses, the outcome of contingencies, trends in operations and financial results. Actual results could differ materially from those expressed or implied in the forward-looking statements. See “- Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a generative AI ("GenAI") company specializing in conversational AI solutions. Through our secure, human-like AI agents ("AI Agents"), available in different modalities, we seek to transform consumer engagement and elevate customer experience, productivity, and business performance. Our AI Agents are built on 16+ advanced AI modules spanning perception, understanding, and response, with advanced capabilities in natural language processing ("NLP"), multisensory awareness, sentiment and environmental analysis, and real-time individuation and personalization. Our conversational AI solutions are tailored to meet the unique needs of our business customers - from AI Agent customization in look, sound, and feel, to conversation design, business system integration, and cross-platform execution.

We still hold significant intellectual property in the form of a patent portfolio that we believe will be a cornerstone of our artificial intelligence solutions for certain industries that we expect to target, including the automotive, healthcare, and financial services industries.
Recent Events

Cohen Convertible Note

On April 12, 2024, we issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division in the principal amount of $1.9 million (the "Cohen Convertible Note"), to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection with its merger with Prior BEN and DHC Acquisition Corp. (the "Business Combination"). Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The Cohen Convertible Note matured on March 14, 2025.

May Private Placement

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the "May SPA") with certain investors (the "May Purchasers"), pursuant to which the Company sold to the May Purchasers an aggregate of 1,980,000 shares of common stock, par value $0.0001 per share ("Common Stock") and 3,960,000 warrants, consisting of warrants to purchase 1,980,000 shares of Common Stock with a term of one year (the "May One-Year Warrants") and warrants to purchase 1,980,000 shares of Common Stock with a term of five years (the "May Five-Year Warrants" and, together with the May One-Year Warrants, the "May Warrants"), for aggregate proceeds consisting of approximately $4.4 million in cash and approximately $0.5 million through the offset of an obligation of the Company to the Purchasers. All May Warrants were originally exercisable for shares of Common Stock at an exercise price of $2.50 per share.

July Private Placement

On July 1, 2024, the Company entered into a July Securities Purchase Agreement with The Williams Family Trust (the "July Securities Purchase Agreement") for the issuance and sale of 120,000 shares of Common Stock and 240,000 warrants, consisting of 120,000 July Warrants with a term of one year (the "July One-Year Warrants") and 120,000 July Warrants with a term of five years (the "July Five-Year Warrants," together with the July One-Year Warrants, the "July Warrants") to The Williams Family Trust for an aggregate purchase price of $0.3 million. The July Warrants are exercisable for Common Stock at a price of $2.50 per share and were immediately issued upon the closing date of July 1, 2024.

August Private Placement

On August 26, 2024 2024 (the “SEPA Effective Date”), we consummated a series of transactions for an aggregate purchase price of $5,925,000 (the "August Financing") whereby we (i) agreed to issue 1,185,000 shares of our Common Stock at a price per share of $5.00 pursuant to that certain Securities Purchase Agreement (the "August SPA"), dated August 26, 2024, by and among the Company and certain investors signatory thereto (the "August Purchasers"), (ii) issued 960,000 warrants (the "August Warrants") to purchase our Common Stock at an exercise price of $5.00 pursuant to that certain Warrant Purchase Agreement ("Warrant Purchase Agreement"), dated August 26, 2024, by and among the Company and certain purchasers signatory thereto and (iii) facilitated the transfer of 1,185,000 shares held by DHC Sponsor, LLC ("Sponsor") issued in connection with the Company's predecessor, DHC Acquisition Corp.'s ("DHC") initial public offering to the August Purchasers, pursuant to that certain share assignment and lockup release agreement (the "Assignment Agreement") with certain members of Sponsor and certain other existing stockholders and affiliates of the Company and the August Purchasers in exchange for releases from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company's predecessor, DHC, Sponsor and the other signatories thereto or (ii) in certain lock-up agreements executed by certain members of Sponsor in connection with the consummation of the Company's prior business combination.

On August 30, 2024, the Company issued to the August Purchasers an aggregate of 100,000 shares of Common Stock and 960,000 August Warrants, and the August Purchasers paid an aggregate of $0.5 million in connection with the closing of the August Financing.

The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025. For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an investor fails to pay its required funding by the respective deadline, the investor's entire commitment under the August SPA will become immediately due and payable. As of March 27, 2025, a total of 110,000 shares of Common Stock have been issued to the August Purchasers for gross proceeds of $550.000. As of March 27, 2025, the August SPA has been terminated with respect to certain Purchasers who have exercised their portion of the Committed Warrants under the January Warrant Exercise Agreement. As of the date hereof, one Purchaser has failed to make its required exercises for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement. For additional information, please see "Warrant Exercise and Reload Agreement" below.

Standby Equity Purchase Agreement

On August 26, 2024, the Company issued 280,899 shares (the "Commitment Shares") of Common Stock to YA II PN, Ltd. ("Yorkville"), pursuant a Standby Equity Purchase Agreement (the "SEPA"), dated August 26, 2024. The issuance of such shares to Yorkville pursuant to the SEPA was not registered under the Securities Act. As of March 27, 2025, the Company has issued 2,462,023 shares to Yorkville under the SEPA.

The Cataneo Purchase Agreement

On October 29, 2024, Company entered into a Share Purchase and Transfer Agreement with Christian Unterseer, in his individual capacity ("Unterseer"), CUTV GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany ("CUTV"), and CUNEO AG, a stock corporation incorporated under the laws of the Federal Republic of Germany ("Cuneo" and together with Unterseer and CUTV, the "Sellers") (as amended by the Addendum, the "Purchase Agreement") pursuant to which the Sellers have agreed to sell all of the outstanding equity interests of Cataneo

GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany ("Cataneo") to the Company for an aggregate purchase price of $19.5 million, consisting of (i) $9.0 million in cash (the "Cash Consideration") and (ii) 4,200,000 shares of the Company's Common Stock at an agreed upon value of $2.50 per share ("Equity Consideration," collectively with the Cash Consideration, the "Consideration Shares") (the transactions governed by the Purchase Agreement, the "Acquisition"), subject to customary adjustments. Prior to the closing of the Acquisition (the "Cataneo Closing Date"), the Sellers may elect to convert a portion of the Equity Consideration to cash for up to $3.0 million at a price per share of $2.50 (the "Cash Election"). Additionally, an aggregate of 400,000 shares of Common Stock issued as part of the Equity Consideration shall be subject to an escrow arrangement for a period of one year (the "Escrow Period") following Cataneo Closing Date (the "Escrow Shares"). The Escrow Shares may be utilized to offset certain claims, fines, penalties, outstanding debts or other costs owed by the Sellers following the Cataneo Closing Date. Thirty days prior to the end of the Escrow Period, certain of the Sellers shall have the right, but not the obligation, to cause the Company to repurchase their portion of the Escrow Shares at a price per share of $2.50.

The Purchase Agreement contains customary representations, warranties and covenants, as well as indemnification provisions subject to specified limitations. Among other things, the Sellers have agreed, subject to certain exceptions, to cause Cataneo to conduct its business in the ordinary course, consistent with past practice, from the date of the Purchase Agreement until the Cataneo Closing Date and not to take certain actions prior to the Cataneo Closing Date without the prior written consent of the Company.

The transaction is expected to close in the first half of 2025 and is subject to conditions, including, (i) the making of the Cash Election, (ii) the initiation of the process to register for resale the Equity Consideration, (iii) written confirmation that the Company has not received any delisting notice or similar notification affecting its listing status with Nasdaq, (iv) the execution by one or several of the Company's major stockholders of a personal guarantee of the Agreed Share Value (as defined therein) for a period of one year following the Cataneo Closing Date (the "Personal Guarantee"), (v) the obtaining of joint approval of the terms of the financing of the cash purchase price of the Acquisition by the Company and the Sellers, (vi) the receipt of customary third-party approvals and the release of the Sellers from customary bank guarantees, securities and indemnities, and (vii) the Company's board of directors' approval of the Company's due diligence investigation (collectively, the "Closing Conditions"). The Company intends to finance the transaction through third-party financing, which may take the form of debt or equity.

The Purchase Agreement contains certain customary termination rights, as amended and described below, for the Company and the Sellers, including the right to terminate the Purchase Agreement if (i) not all of the Closing Conditions have been satisfied by January 29, 2025 (which has been extended as described below), (ii) a party has not performed all of its Closing Actions (as defined therein) within ten business days of the Cataneo Closing Date, or (iii) the registration process of the Equity Consideration has not been initiated prior to the Cataneo Closing Date to the satisfaction of the Sellers. Notwithstanding any termination right, any party may seek specific performance of the other parties to the Purchase Agreement. In the event the Purchase Agreement is terminated by the Sellers by virtue of the failure of the Company to deliver the Personal Guarantee, the Sellers shall be entitled to a termination fee of approximately $0.4 million.

On February 6, 2025, the Company and the Sellers entered into that certain Addendum to Share Purchase and Transfer Agreement (the "Addendum"), pursuant to which the parties amended certain provisions of the Purchase Agreement to provide the parties additional time to prepare for and close the Acquisition. More specifically, the Addendum amends the Purchase Agreement to, among other things: (i) provide that the Company pay to Mr. Unterseer, as authorized recipient of the Sellers $0.4 million as a partial down payment ("Initial Down Payment") on the Cash Consideration by February 13, 2025, which amount was paid in full on February 12, 2025 and temporarily suspend Sellers' right to withdraw from the Purchase Agreement until February 28, 2025, unless the Company fails to pay Initial Down Payment; (ii) provide for additional temporary suspensions of Sellers' right to withdraw for two successive one-month periods through April 30, 2025, dependent upon the Company's payment each month of a down payment of $0.1 million to Mr. Unterseer, as authorized recipient of the Sellers (each an "Additional Down Payment"), with each Additional Down Payment to be credited toward the Cash Consideration to be owed by the Company; (iii) add a requirement of Sellers to use their best efforts to coordinate and to cause Cataneo to work with the Company and the Company's financial advisors towards the implementation of the percentage of completion method of accounting for past and current customer projects; (iv) provide that Sellers' agree to rescind Sellers' previous notification to exercise their right (the "Election Right") to receive the Equity Consideration in the amount of $3.0 million in cash instead of Consideration Shares as set forth in the Purchase Agreement, provided that the Sellers' may re-exercise such Election Right prior to the Closing of the Acquisition; (v) waive Sellers' right to approve the terms of the financing of the transaction; and (vi) provide that if the Purchase Agreement were to be terminated upon the Company's failure to pay or the expiration of April 30, 2025, or for other reasons the Company withdraws from the Purchase Agreement pursuant to the early termination provisions of the Purchase Agreement or should the Purchase Agreement terminate before Closing, Seller's agree to set-off under certain circumstances any claims Sellers may have pursuant to such early termination provisions of the Purchase Agreement against the Initial Down Payment and any Additional Down Payment; however, the remainder of the Initial Down Payment and any Additional Down Payment

will not be repayable to the Company by Sellers. On March 14, 2025, the Company paid an Additional Down Payment of $100,000 to be credited toward the Cash Consideration.

Yorkville Promissory Note

On November 11, 2024, the Company issued a non-convertible unsecured promissory note (the "Promissory Note") in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. The Company is required to make monthly cash payments beginning on December 15, 2024, and continuing on the same day of each successive calendar month (each, an "Installment Date") of principal in the amount of the sum of (i) $0.4 million of principal (or the outstanding principal amount if less than such amount), plus (ii) a payment premium in an amount equal to 5% of the principal amount being paid, if applicable (the "Payment Premium"), and (iii) any accrued and unpaid interest as of each Installment Date ("Installment Amounts"). The Company shall, at its own option, repay each Installment Amount either (i) in cash on or before each Installment Date, or (ii) by submitting one or more an advance notice(s) under the SEPA (as defined below) (an "Advance Repayment"), on or before the applicable Installment Date, or any combination of (i) or (ii) as determined by the Company. If the Company repays the Installment Amount in cash, the cash payment shall include the Payment Premium. If the Company elects an Advance Repayment for all or a portion of an Installment Amount, then no Payment Premium will apply. In addition, for so long as the Promissory Note is outstanding, with respect to any advance notice submitted by the Company under the SEPA, the Company shall select an Option 2 Pricing Period (as defined in the SEPA), unless otherwise agreed by Yorkville.

Nasdaq Minimum Bid Price Compliance

On December 30, 2024, the Company received a letter (the "Notice") from the Listing Qualifications Department (the "Staff") of Nasdaq notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company's Common Stock, had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) (the "Bid Price Requirement"). The Notice has no effect at this time on the Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol "BNAI".

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until June 28, 2025 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend the 10-day period).

If the Company is not in compliance with the Bid Price Requirement by the Compliance Date, the Company may qualify for a second 180 calendar day period to regain compliance with the Bid Price Requirement. To qualify for an additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not qualify for or fails to regain compliance during the second compliance period, then the Staff will provide written notification to the Company that its Common Stock will be subject to delisting. At that time, the Company may appeal the Staff's delisting determination to the Nasdaq Listing Qualifications Panel. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination, that such an appeal would be successful.

The Company intends to monitor the closing bid price of its Common Stock and is evaluating available options, including seeking to effect a reverse stock split, to resolve the noncompliance matters described herein and intends to take appropriate steps to maintain its listing on Nasdaq. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement.

Warrant Exercise and Reload Agreement

On January 13, 2025, the Company entered into that certain Warrant Exercise and Reload Agreement (the "January Warrant Exercise Agreement") with certain investors (the "Purchasers"). Pursuant to the August SPA, the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the contribution warrant (the "Contribution Warrant") to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account (the "Escrow Shares").

Under the January Warrant Exercise Agreement, the exercise price of 1,074,999 May Warrants (the "Committed Warrants") was reduced to $1.96 per share, until May 30, 2025, after which point the exercise price for any unexercised Committed Warrants shall automatically revert back to $2.50 per share. Pursuant to the January Warrant Exercise Agreement, the Purchasers agreed to exercise the Committed Warrants for cash on a schedule set forth in the January Warrant Exercise Agreement, with exercises taking place on or before January 31, 2025, February 28, 2025 and March 27, 2025 (the "Exercise Schedule"). Upon each Committed Warrant exercised in accordance with the Exercise Schedule, the Company shall issue (i) one new warrant to purchase one share of Common Stock exercisable for a term of two years and (ii) one new warrant to purchase one share of Common Stock exercisable for a term of five years, each with an exercise price of $1.71 per share (together, the "Reload Warrants"). Upon a Purchaser's completion in full under the Warrant Exercise but no later than May 30, 2025, all remaining May Warrants issued under the May SPA held by such Purchaser shall immediately upon completion of such exercise automatically be amended to become exercisable for $1.96 per share for the remainder of their term (the "Optional Warrants"). If a Purchaser exercises an Optional Warrant by June 30, 2025, the Company shall issue to such Purchaser (i) one new warrant to purchase one share of Common Stock with an exercise price of $1.71 per share with a term of two years and (ii) one new warrant to purchase one share of Common Stock with an exercise price of $1.71 with a term of five years (the "Optional Reload Warrants"). In addition, under the January Warrant Exercise Agreement, for each share of Common Stock for which a Purchaser exercises a Committed Warrant, one Escrow Share will be released from escrow and transferred to such Purchaser, for an aggregate of up to 1,074,999 Escrow Shares among all Purchasers, rounded down to the nearest whole share. Additionally, the exercise price of the Contribution Warrant was reduced to $1.71 per share.

As of the date of March 27, 2025, Purchasers have exercised 718,513 Committed Warrants to purchase 718,513 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.4 million, and such Purchasers shall be issued 718,513 shares of Common Stock, 718,513 Escrow Shares, and 1,437,000 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of March 27, 2025, one Purchaser has failed to make its required exercises for the January 31, 2025 exercise date under the January Warrant Exercise Agreement, in an aggregate amount of $0.2 million. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

AFG Subscription Agreement; Termination of Reseller Agreement

On August 19, 2023, the Company and AFG entered into a Reseller Agreement (the "Reseller Agreement") providing for, among other things, AFG to act as BEN's exclusive reseller of certain products in a designated territory on certain terms and conditions. As partial consideration to AFG for such services to BEN, (i) Prior BEN issued to AFG a number of shares of Prior BEN common stock which converted into 1,750,000 shares of Common Stock and (ii) a non-transferable warrant to purchase up to 3,750,000 shares of Common Stock at a price of $10.00 per share, with AFG's right to exercise such warrant vesting based upon revenues earned from the sales of BEN products paid by AFG to BEN pursuant to the Reseller Agreement (the "Reseller Warrant").

On September 7, 2023, the Company and AFG entered into a Subscription Agreement (the "AFG Subscription Agreement") providing for (i) the purchase of shares of Prior BEN Common Stock in a private placement by the AFG and certain of its affiliates (the “AFG Investors”) as of immediately prior to the Closing Date, which converted into the right to receive 650,000 shares of Common Stock with an aggregate initial value of $6.5 million (such obligation to purchase such shares of BEN Common Stock, the "Initial Commitment") and (ii) the purchase of shares Common Stock in four installments commencing on March 14, 2025, with an aggregate purchase price of $26.0 million, at a purchase price per share prior to the installment purchase date that is the lesser of $10.00 and the average of the last reported sales prices of Common Stock for the twenty (20) trading days immediately preceding the applicable installment purchase date, subject to a floor price of $2.11 (the "AFG Installment Shares").

On January 17, 2025, the Company delivered a notice of termination ("Notice") to AFG Companies, Inc. ("AFG") terminating the Exclusive Reseller Agreement, dated August 19, 2023, as amended, by and between the Company and AFG (the "Reseller Agreement"). The Notice only applies to the Reseller Agreement and does not affect AFG's obligations under the Subscription Agreement; however, in light of the Notice and the AFG Lawsuit (as defined below), the Company is uncertain whether AFG will fulfill its obligations under the Subscription Agreement. Accordingly, none of the information presented in this Annual Report on Form 10-K assumes that either the Reseller Warrant will become exercisable or that any AFG Installment Shares will be issued.

On January 16, 2025, the Company filed a lawsuit against AFG and its Chief Executive Officer, Ralph Wright Brewer III, in the Northern District of Texas, Dallas Division alleging fraudulent misrepresentation, breach of contract, and the concealment of a ransomware attack on its own network shortly before the Reseller Agreement was executed (the "AFG Lawsuit").

The Company remains committed to, and intends to continue developing, its automotive vertical. The Company intends to utilize additional channel partners and grow its sales team to further expand its customer base and drive revenues. The Company is finalizing preparations to launch its Automotive AI Agent, a solution that integrates with major automotive data and service platform providers and supports over 13,000 dealerships nationwide. Additionally, the Company plans to expand its efforts through pilot programs in the Midwest, stronger reseller partnerships in Mexico, and collaborations with Canadian dealership groups. Recently, the Company has secured automotive pilots using its AI agent, which the Company believes will improve lead conversions, automates scheduling tools, enhances service efficiency, and enables advanced analytics to streamline operations.
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
Public Company Costs

We expect to hire additional staff and implement new processes and procedures to address public company requirements, particularly with respect to internal controls compliance and public company reporting obligations. We also expect to incur substantial additional expenses for, among other things, directors' and officers' liability insurance, director compensation and fees, listing fees, SEC registration fees, and additional costs for investor relations, accounting, audit, legal and other functions.

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

Impairment of deferred customer acquisition costs

Impairment of deferred customer acquisition costs is related to the impairment of the fair value of the common shares issued to AFG in connection with the termination of the Reseller Agreement.

Other income (expenses)

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
Results of Operations
Comparison of the year ended December 31, 2024 and 2023

	Years Ended December 31,		Increase (Decrease)
	2024	2023
Revenues	$99,790	$35,210	$64,580
Operating expenses:
General and administrative	19,242,571	10,841,024	8,401,547
Depreciation and amortization	2,728,411	637,990	2,090,421
Research and development	1,127,779	236,710	891,069
Impairment of deferred customer acquisition costs	13,475,000	—	13,475,000
Total operating expenses	36,573,761	11,715,724	24,858,037
Loss from operations	(36,473,971)	(11,680,514)	(24,793,457)
Other income (expenses):
Interest expense	(202,945)	(56,515)	(146,430)
Interest income	3,328	15,520	(12,192)
Gain on debt extinguishment	1,946,310	—	1,946,310
Change in fair value of warrant liabilities	994,687	—	994,687
Other	17,162	(9,757)	26,919

Other income (expenses), net	2,758,542	(50,752)	2,809,294
Net loss	$(33,715,429)	$(11,731,266)	$(21,984,163)
Revenues
During the year ended December 31, 2024, we earned $0.1 million in revenue through proof of concept and revenue sharing. Such revenues were immaterial during the year ended December 31, 2023.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2024 were approximately $19.2 million, an increase of approximately $8.4 million, compared to year ended December 31, 2023. The increase was primarily due to a $4.7 million increase in professional fees, a $3.3 million increase in employee related costs including $1.2 million in one-time bonuses in connection with the Business Combination, transaction costs of $3.3 million incurred in connection with the Business Combination, a $0.5 million increase in insurance and taxes, a $0.1 million increase in office related expenses, and all related to the expansion of our operations as a result of the acquisition of DM Lab in May 2023, partially offset by a decrease in stock-based compensation of $3.3 million due to the issuance of Prior BEN warrants and options which vested on the date of grant during the first quarter of 2023 and a $0.1 decrease in marketing costs. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses
Depreciation and amortization expenses for the year ended December 31, 2024 were approximately $2.7 million, an increase of approximately $2.1 million, compared to the year ended December 31, 2023. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.
Research and development expenses
Research and development expenses for the year ended December 31, 2024 were approximately $1.1 million, an increase of approximately $0.9 million, compared to the year ended December 31, 2023. The increase in research and development expenses was primarily due to an increase in our stock-based compensation due to an increase in headcount as a result of the acquisition of DM Lab in May 2023.

Impairment of deferred customer acquisition costs

During the year ended year ended December 31, 2024, we incurred $13.5 million in expense in connection with the impairment of deferred customer acquisition costs incurred as part of the Reseller Agreement with AFG. The impairment was triggered in connection with the termination of the Reseller Agreement. We did not have such impairment during the year ended December 31, 2023.

Gain on debt extinguishment

Gain on extinguishment of debt for the year ended December 31, 2024 was approximately $1.9 million, related to settlement of accounts payable and accrued expenses through the issuance of 93,333 and 151,261 shares, respectively, of Common Stock and negotiated cash settlement. We did not have such extinguishment of debt during the year ended December 31, 2023.

Change in fair value of warrant liabilities
Change in fair value of the warrant liabilities for the year ended December 31, 2024 was approximately $1.0 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. We did not incur such expenses during the year ended December 31, 2023.

Liquidity and Capital Resources
Capital Resources and Available Liquidity

As of December 31, 2024, our principal source of liquidity was cash of approximately $0.1 million. We have financed operations to date with proceeds from the Promissory Note, transactions with AFG, sales of our Common Stock, the SEPA, warrant exercises and debt issuances to related and non-related parties. As described in Note A of our audited consolidated financial statements and consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $47.0 million at December 31, 2024. We expect losses and negative cash flows to continue for the foreseeable future, primarily as a result of increased general and administrative expenses, continued product research and development and marketing efforts. Management anticipates that significant additional expenditures will be necessary to develop and expand our business, including through stock and asset acquisitions, before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Current available funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. Our history of losses, our negative cash flow from operations, our limited cash resources on hand and our dependence on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in their report on our consolidated financial statements as of and for the year ended December 31, 2024 with respect to this uncertainty.

On January 17, 2025, the Company delivered the Notice to AFG terminating the Reseller Agreement. The Notice only applies to the Reseller Agreement and does not affect AFG's obligations under the Subscription Agreement; however, in light of the Notice and the AFG Lawsuit (as defined below), the Company is uncertain whether AFG will fulfill its obligations under the Subscription Agreement.

The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties, including through the SEPA and the Promissory Note or other public offerings or private placements. However, the Company's cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.

In addition, the Company will need to raise additional capital through debt or equity financings to fund the purchase price of the Acquisition. The Company cannot assure you that it will be able to raise funds to pay the purchase price of the Acquisition on terms that are favorable, or at all.

Cohen Convertible Note

On April 12, 2024, we issued the Cohen Convertible Note, to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. On the 14th day of each successive month commencing with January 14, 2025 (each such day, an “Additional Conversion Date” and together with the First Conversion Date, the “Conversion Dates”), the holder may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share (the “Conversion Purchase Price”) equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (subject to the Floor Price). The Cohen Convertible Note matured on March 14, 2025. As of March 27, 2025, $1.1 million was outstanding on the Cohen Convertible Note.

May Private Placement

On May 28, 2024, the Company entered the May SPA with the May Purchasers, pursuant to which the Company sold to the May Purchasers an aggregate of 1,980,000 shares of Common Stock and 3,960,000 warrants, consisting of 1,980,000 May One-Year Warrants and 1,980,000 May Five-Year Warrants, for aggregate proceeds consisting of $4.4 million in cash and $0.5 million through the offset of an obligation of the Company to the Purchasers. All May Warrants were originally exercisable for shares of Common Stock at an exercise price of $2.50 per share.

July Private Placement

On July 1, 2024, the Company entered into a July Securities Purchase Agreement with The Williams Family Trust (the "July Securities Purchase Agreement") for the issuance and sale of 120,000 shares of Common Stock and 240,000 warrants, consisting of 120,000 July Warrants with a term of one year (the "July One-Year Warrants") and 120,000 July Warrants with a term of five years (the "July Five-Year Warrants," together with the July One-Year Warrants, the "July Warrants") to The Williams Family Trust for an aggregate purchase price of $0.3 million. The July Warrants are exercisable for Common Stock at a price of $2.50 per share and were immediately issued upon the closing date of July 1, 2024.

August Private Placement

On August 26, 2024, we consummated the August Financing whereby we (i) agreed to issue 1,185,000 shares of our Common Stock at a price per share of $5.00 pursuant to the August SPA, (ii) issued 960,000 August Warrants to purchase our Common Stock at an exercise price of $5.00 pursuant to the Warrant Purchase Agreement, and (iii) facilitated the transfer of 1,185,000 shares held by Sponsor issued in connection with the Company's predecessor, DHC's initial public offering to the August Purchasers, pursuant to the Assignment Agreement with certain members of Sponsor and certain other existing stockholders and affiliates of the Company and the August Purchasers in exchange for releases from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company's predecessor, DHC, Sponsor and the other signatories thereto or (ii) in certain lock-up agreements executed by certain members of Sponsor in connection with the consummation of the Company's prior business combination.

On August 30, 2024, the Company issued to the August Purchasers an aggregate of 100,000 shares of Common Stock and 960,000 August Warrants, and the August Purchasers paid an aggregate of $0.5 million in connection with the closing of the August Financing.

The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025. For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an investor fails to pay its required funding by the respective deadline, the investor's entire commitment under the August SPA will become immediately due and payable. As of March 27, 2025, a total of 110,000 shares of Common Stock have been issued to the August Purchasers for gross proceeds of $0.6 million. As of March 27, 2025, one Purchaser has failed to make its required exercises for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement. For additional information, please see "Warrant Exercise and Reload Agreement" below.

Standby Equity Purchase Agreement

On August 26, 2024, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50.0 million of the Company's shares of Common Stock, at the Company's request any time during the commitment period commencing on the SEPA Effective Date and terminating on the 36-month anniversary of the SEPA Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an "Advance") is subject to a maximum limit equal to an amount equal to 100% of the aggregate volume traded of the Company's Common Stock on Nasdaq for the five trading days immediately preceding an Advance notice. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the "Option 1 Pricing Period"), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the "Option 2 Pricing Period," and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a

"Pricing Period"). "Market Price" is defined as, for any Option 1 Pricing Period, the daily volume weighted average price ("VWAP") of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company's outstanding Common Stock at the time of an Advance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company's issued and outstanding Common Stock, as of the SEPA Effective Date (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq's "minimum price rule." Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of shares of Common Stock issued and sold pursuant to such Advance notice will be reduced to the greater of (i) 30% of the trading volume of the Common Stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (ii) the number of shares of Common Stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. "Volume Threshold" is defined as a number of shares of Common Stock equal to the quotient of (a) the number of shares in the Advance notice requested by the Company divided by (b) 0.30. As consideration for Yorkville's commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee (the "Commitment Fee") of $0.5 million by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock. As of March 27, 2025, the Company issued an aggregate of 2,462,023 shares of Common Stock to Yorkville, including the Commitment Fee.

The Cataneo Purchase Agreement

On October 29, 2024, Company entered into the Purchase Agreement with Unterseer,, CUTV, and CUNEO pursuant to which the Sellers have agreed to sell all of the outstanding equity interests of Cataneo to the Company for an aggregate purchase price of $19.5 million, consisting of (i) $9.0 million in cash and (ii) 4,200,000 shares of the Company's Common Stock at an agreed upon value of $2.50 per share, subject to customary adjustments. Prior to the Cataneo Closing Date, the Sellers may elect to convert a portion of the Equity Consideration to cash for up to $3.0 million at a price per share of $2.50. Additionally, an aggregate of 400,000 Escrow Shares issued as part of the Equity Consideration shall be subject to the Escrow Period following Cataneo Closing Date. The Escrow Shares may be utilized to offset certain claims, fines, penalties, outstanding debts or other costs owed by the Sellers following the Cataneo Closing Date. Thirty days prior to the end of the Escrow Period, certain of the Sellers shall have the right, but not the obligation, to cause the Company to repurchase their portion of the Escrow Shares at a price per share of $2.50.

The transaction is expected to close in the first half of 2025 and is subject to the Closing Conditions. The Company intends to finance the transaction through third-party financing, which may take the form of debt or equity.

The Purchase Agreement contains certain customary termination rights for the Company and the Sellers, including the right to terminate the Purchase Agreement if (i) not all of the Closing Conditions have been satisfied by January 29, 2025, (ii) a party has not performed all of its Closing Actions (as defined therein) within ten business days of the Cataneo Closing Date, or (iii) the registration process of the Equity Consideration has not been initiated prior to the Cataneo Closing Date to the satisfaction of the Sellers. Notwithstanding any termination right, any party may seek specific performance of the other parties to the Purchase Agreement. In the event the Purchase Agreement is terminated by the Sellers by virtue of the failure of the Company to deliver the Personal Guarantee, the Sellers shall be entitled to a termination fee of $350,000. On February 6, 2025, the Company and the Sellers entered into the Addendum, pursuant to which the parties amended certain provisions of the Purchase Agreement to provide the parties additional time to prepare for and close the Acquisition. More specifically, the Addendum amends the Purchase Agreement to, among other things: (i) provide that the Company pay to Mr. Unterseer, as authorized recipient of the Sellers $350,000 as the Initial Down Payment on the Cash Consideration by February 13, 2025, which amount was paid in full on February 12, 2025 and temporarily suspend Sellers' right to withdraw from the Purchase Agreement until February 28, 2025, unless the Company fails to pay Initial Down Payment; (ii) provide for additional temporary suspensions of Sellers' right to withdraw for two successive one-month periods through April 30, 2025, dependent upon the Company's payment each month of an Additional Down Payment of $100,000 to Mr. Unterseer, as authorized recipient of the Sellers, with each Additional Down Payment to be credited toward the Cash Consideration to be owed by the Company; (iii) add a requirement of Sellers to use their best efforts to coordinate and to cause Cataneo to work with the Company and the Company's financial advisors towards the implementation of the percentage of completion method of accounting for past and current customer projects; (iv) provide that Sellers' agree to rescind Sellers' previous notification to exercise their Election Right to receive the Equity Consideration in the amount of $3,000,000 in cash instead of Consideration Shares as set forth in the Purchase Agreement, provided that the Sellers' may re-exercise such Election Right prior to the Closing of the Acquisition; (v) waive Sellers' right to approve the terms of the financing of the transaction; and (vi) provide that if the Purchase Agreement were to be terminated upon the Company's failure to pay or the expiration of April 30, 2025, or for other reasons the Company withdraws from the Purchase Agreement pursuant to the early termination provisions of the Purchase Agreement or should the Purchase Agreement terminate before Closing, Seller's agree to set-off under certain circumstances any claims Sellers may have pursuant to such early termination provisions of the Purchase Agreement against the Initial Down Payment and any Additional Down Payment; however, the remainder of the Initial Down Payment and any Additional Down Payment will not be repayable to the Company by Sellers. On March 14, 2025, the Company paid an Additional Down Payment of $100,000 to be credited toward the Cash Consideration.

Yorkville Promissory Note

On November 11, 2024, the Company issued the Promissory Note in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. The Company was required to make monthly cash payments beginning on December 15, 2024, which continued on the same day of each successive calendar month of principal in the amount of the sum of (i) $0.4 million of principal (or the outstanding principal amount if less than such amount), plus (ii) a payment premium in an amount equal to 5% of the principal amount being paid, if applicable, and (iii) any accrued and unpaid interest as of each Installment Date. The Company, at its own option, was to repay each Installment Amount either (i) in cash on or before each Installment Date, or (ii) by submitting one or more an advance notice(s) under the SEPA (as defined below), on or before the applicable Installment Date, or any combination of (i) or (ii) as determined by the Company. If the Company repaid the Installment Amount in cash, the cash payment should have included the Payment Premium. If the Company elected an Advance Repayment for all or a portion of an Installment Amount, then no Payment Premium was applied. In addition, for so long as the Promissory Note was outstanding, with respect to any advance notice submitted by the Company under the SEPA, the Company would have selected an Option 2 Pricing Period (as defined in the SEPA), unless otherwise agreed by Yorkville. As of March 27, 2025, the Company owes the remaining balance of $0.4 million on the Promissory Note.

Warrant Exercise and Reload Agreement

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA (as defined below), the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account as of March 27, 2025.

Under the January Warrant Exercise Agreement, the exercise price of the Committed Warrants was reduced to $1.96 per share, until May 30, 2025, after which point the exercise price for any unexercised Committed Warrants shall automatically revert back to $2.50 per share. Pursuant to the January Warrant Exercise Agreement, the Purchasers agreed to exercise the Committed Warrants for cash on the Exercise Schedule. Upon each Committed Warrant exercised in accordance with the Exercise Schedule, the Company shall issue the Reload Warrants. Upon a Purchaser's completion in full under the Warrant Exercise but no later than May 30, 2025, all remaining May Warrants issued under the May SPA held by such Purchaser shall immediately upon completion of such exercise automatically be amended to become exercisable for $1.96 per share for the remainder of their term. If a Purchaser exercises an Optional Warrant by June 30, 2025, the Company shall issue the Optional Reload Warrants. In addition, under the January Warrant Exercise Agreement, for each share of Common Stock for which a Purchaser exercises a Committed Warrant, one Escrow Share will be released from escrow and transferred to such Purchaser, for an aggregate of up to 1,074,999 Escrow Shares among all Purchasers, rounded down to the nearest whole share. Additionally, the exercise price of the Contribution Warrant was reduced to $1.71 per share.

As of March 27, 2025, Purchasers have exercised 718,513 Committed Warrants to purchase 718,513 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.4 million, and such Purchasers shall be issued 718,513 shares of Common Stock, 718,513 Escrow Shares, and 1,437,000 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of March 27, 2025, one Purchaser has failed to make its required exercises for the January 31, 2025 exercise date under the January Warrant Exercise Agreement, in an aggregate amount of $0.2 million. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

AFG Subscription Agreement; Termination of Reseller Agreement

On August 19, 2023, the Company and AFG entered into the Reseller Agreement providing for, among other things, AFG to act as BEN's exclusive reseller of certain products in a designated territory on certain terms and conditions. As partial consideration to AFG for such services to BEN, (i) Prior BEN issued to AFG a number of shares of Prior BEN common stock which converted into 1,750,000 shares of Common Stock and (ii) the Reseller Warrant.

On September 7, 2023, the Company and AFG entered into the AFG Subscription Agreement providing for (i) the purchase of shares of Prior BEN Common Stock in a private placement by the AFG Investors as of immediately prior to the Closing Date, which converted into the right to receive 650,000 shares of Common Stock with an aggregate initial value of $6.5 million and (ii) the purchase of shares Common Stock in four installments commencing on March 14, 2025, with an aggregate purchase price of $26.0 million, at a purchase price per share prior to the installment purchase date that is the lesser of $10.00 and the average of the last reported sales prices of Common Stock for the twenty (20) trading days immediately preceding the applicable installment purchase date, subject to a floor price of $2.11 (the "AFG Installment Shares").

On January 17, 2025, the Company delivered the Notice to AFG terminating the Reseller Agreement. The Notice only applies to the Reseller Agreement and does not affect AFG's obligations under the Subscription Agreement; however, in light of the Notice and the AFG Lawsuit, the Company is uncertain whether AFG will fulfill its obligations under the Subscription Agreement. Accordingly, none of the information presented in this Annual Report on Form 10-K assumes that either the Reseller Warrant will become exercisable or that any AFG Installment Shares will be issued.

Cash Exercise of Warrants

There is no assurance that the holders of the Warrants will elect to exercise for cash any or all of such Warrants, especially when the trading price of our Common Stock is less than the exercise price per share of such Warrants. We believe the likelihood that warrantholders will exercise their respective Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than the exercise price per share of a Warrant, we expect that a warrantholder would not exercise their Warrants. To the extent that any Warrants are exercised on a "cashless basis" under certain conditions, we would not receive any proceeds from the exercise of such Warrants.

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

Material Cash Requirements
Our material cash requirements include the following potential and expected obligations:

Bank Loans
As of December 31, 2024, we had four loans outstanding, all of which were assumed in the acquisition of DM Lab in May 2023, totaling approximately $0.9 million. The loans carry varying interest rates ranging from 4.667% to 6.69% and have varying maturity dates ranging from January to September 2024. The loans do not have optional or mandatory redemption or conversion features. In January 2025, we obtained a waiver to extend the due dates of the short-term debt to January 2026.

Research and Development Sponsorship

In December 2023, we entered into a research and development sponsorship agreement with Korea University for total consideration of up to 528.0 million Korean won (approximately $0.4 million) from January 2024 through December 2024. We can terminate the agreement upon 30 days written notice to Korea University. As of December 31, 2024, we paid

211.2 million Korean won (approximately $0.2 million). The sponsorship agreement with Korea University is no longer active. As of December 31, 2024, we owe Korea University approximately $0.2 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
	2024	2023
Cash used in operating activities	$(14,039,704)	$(5,054,749)
Cash used in investing activities	(281,390)	(1,139,035)
Cash provided by financing activities	12,785,354	7,876,787
Net (decrease) increase in cash and cash equivalents	$(1,535,740)	$1,683,003
Operating activities
Cash used in operating activities was approximately $14.0 million during the year ended December 31, 2024 primarily due to our net loss of approximately $33.7 million. The net loss included non-cash charges of approximately $17.2 million, which consisted of approximately $13.5 of impairment of our deferred customer acquisition costs, $2.7 million of depreciation and amortization expense, $1.8 million in equity-based compensation expense, including the issuance of restricted shares, $1.4 million of write offs of deferred financing fees, and $0.5 million of financing costs related to the SEPA, $0.1 million in non-cash interest charges from the debt discount on our Standby Equity Purchase Agreement, partially offset by $1.9 million in gains on debt extinguishment and $0.9 million in changes in fair value of the warrant liabilities. The net cash inflow of approximately $2.5 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $6.0 million, partially offset by a decrease of accrued expenses of $2.6 million, an increase in prepaid expense and other current assets of $0.8 million.
Cash used in operating activities was approximately $5.1 million during the year ended December 31, 2023, primarily due to BEN’s net loss of approximately $11.7 million. The net loss included non-cash charges of approximately $5.5 million, which primarily consisted of approximately $4.9 million in equity-based compensation expense and approximately $0.6 million of depreciation and amortization expense. The net cash inflow of approximately $1.1 million from changes in BEN’s operating assets and liabilities was primarily due to an increase in accrued expenses of approximately $1.3 million due to an increase in legal and professional fees and an increase in accounts payable of approximately $0.1 million, partially offset by an increase in prepaid expenses and other current assets of approximately $0.2 million.

Investing activities

Cash used in investing activities during the year ended December 31, 2024 was approximately $0.3 million, which consisted primarily of capitalized internal-use software costs.

Cash used in investing activities during the year ended December 31, 2023 was approximately $1.1 million, which consisted primarily of capitalized internal-use software costs, purchase of patents, and net assets acquired from DM Lab. There were no such activities during the year ended December 31, 2022.

Financing activities

Cash provided by financing activities during the year ended December 31, 2024 was approximately $12.8 million, which consisted primarily of proceeds received from the sale of Common Stock, exercise of options and warrants, partially offset by payment of a related party note.
Cash provided financing activities during the year ended December 31, 2023 was approximately $7.9 million which consisted of proceeds received from the issuance of convertible notes, the sale of common stock, related party note, proceeds received from related party advance repayments and exercise of options and warrants, partially offset by payment of deferred financing costs and advances to related parties.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported period. The Company bases its estimates on historical experience, known trends and events and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions and conditions.

Revenues

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) for all periods presented. The core principle of ASC 606 is to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach; (1) identification of the contract, or contracts, with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract, (5) recognition of revenue when, or as, performance obligations are satisfied.

Research and development expenses

Costs incurred in connection with research and development activities are expensed as incurred. These costs include rent for facilities, hardware and software equipment costs, consulting fees for technical expertise, prototyping, and testing.

Stock-based compensation

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

The Company estimates the fair value of its stock option and warrant awards on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of judgments and assumptions, including fair value of the Company’s common stock prior to the Merger, the option’s expected term, the expected price volatility of the underlying stock, risk free interest rates and the expected dividend yield.

The fair value of BEN’s restricted stock awards is estimated on the date of grant based on the fair value of the Company’s common stock.

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

In-Process Research and Development

The fair value of in-process research and development (“IPR&D”) acquired in an asset acquisition, that has been determined to have alternative future uses in accordance with ASC 350 Intangibles—Goodwill and Other, is capitalized as an indefinite-lived intangible asset until the completion of the related research and development activities in accordance with ASC 350 or the determination that impairment is necessary. If the related research and development is completed, the asset is reclassified as a definite-lived asset at the time of completion and is amortized over its estimated useful life as research and development costs in accordance with ASC 730-10-25-2(c) and ASC 350.

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
Recent Accounting Pronouncements
See Note B to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our consolidated financial statements.
Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and pursuant to Item 305 of Regulation S-K, we are not required to disclose information under this section.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Brand Engagement Network Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brand Engagement Network Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has an accumulated deficit of approximately $47.0 million, a net loss for the year ended December 31, 2024 of approximately $33.7 million, and net cash used in operating activities of approximately $14.0 million, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ L J Soldinger Associates, LLC

Deer Park, Illinois
March 31, 2025

We have served as the Company’s auditor since 2023
PCAOB Audit ID: 318

BRAND ENGAGEMENT NETWORK INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$149,273	$1,685,013
Accounts receivable, net of allowance	30,888	10,000
Due from Sponsor	3,000	—
Prepaid expenses and other current assets	1,042,398	201,293
Total current assets	1,225,559	1,896,306
Property and equipment, net	292,757	802,557
Intangible assets, net	16,124,370	17,882,147
Right of use asset - operating lease	507,182	—
Other assets	—	1,427,729
TOTAL ASSETS	$18,149,868	$22,008,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,995,235	$1,282,974
Accrued expenses	4,593,712	1,637,048
Due to related parties	693,036	—
Deferred revenue	—	2,290
Convertible note	1,140,000	—
Short-term debt	1,655,080	223,300
Operating lease liability	173,497	—
Total current liabilities	14,250,560	3,145,612
Warrant liabilities	919,050	—
Operating lease liability	335,766	—
Note payable - related party	—	500,000
Long-term debt	—	668,674
Total liabilities	15,505,376	4,314,286
Commitments and Contingencies (Note N)
Stockholders’ equity:
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. There are no shares issued or outstanding as of December 31, 2024 or December 31, 2023	—	—
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of December 31, 2024 and 2023, respectively, 39,573,988 and 23,270,404 shares issued and outstanding	3,957	2,327
Additional paid-in capital	49,657,684	30,993,846
Accumulated deficit	(47,017,149)	(13,301,720)
Total stockholders’ equity	2,644,492	17,694,453
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,149,868	$22,008,739
The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenues	$99,790	$35,210
Cost of revenues	—	—
Gross profit	99,790	35,210
Operating expenses:
General and administrative	19,242,571	10,841,024
Depreciation and amortization	2,728,411	637,990
Research and development	1,127,779	236,710
Impairment of deferred customer acquisition costs	13,475,000	—
Total operating expenses	36,573,761	11,715,724
Loss from operations	(36,473,971)	(11,680,514)
Other income (expenses):
Interest expense	(202,945)	(56,515)
Interest income	3,328	15,520
Gain on debt extinguishment	1,946,310	—
Change in fair value of warrant liabilities	994,687	—
Other	17,162	(9,757)
Other income (expenses), net	2,758,542	(50,752)
Loss before income taxes	(33,715,429)	(11,731,266)
Income taxes	—	—
Net loss	$(33,715,429)	$(11,731,266)
Net loss per common share- basic and diluted	$(1.02)	$(0.57)
Weighted-average common shares - basic and diluted	32,908,326	20,635,508

The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2022	—	$—	17,057,085	$1,705	$1,528,642	$(1,570,454)	$(40,107)
Stock issued for DM Lab APA	—	—	4,325,043	433	16,012,317	—	16,012,750
Options and warrant exercises	—	—	202,575	20	60,918	—	60,938
Vesting of early exercised options	—	—	—	—	14,062	—	14,062
Stock issued in conversion of convertible notes	—	—	830,547	83	3,074,917	—	3,075,000
Stock issued in settlement of accounts payable and loans payable	—	—	238,488	24	432,939	—	432,963
Sale of common stock, net of issuance costs	—	—	616,666	62	4,929,938	—	4,930,000
Stock-based compensation	—	—	—	—	4,940,113	—	4,940,113
Net loss	—	—	—	—	—	(11,731,266)	(11,731,266)
Balance at December 31, 2023	—	$—	23,270,404	$2,327	$30,993,846	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization	—	—	7,885,220	789	(10,722,277)	—	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement	—	—	1,750,000	175	13,474,825	—	13,475,000
Sale of common stock, net of issuance costs	—	—	2,525,917	394	11,099,936	—	11,100,330
Stock issued in settlement of liabilities	—	—	244,594	24	583,666	—	583,690
Stock issued in conversion of convertible notes	—	—	633,333	63	759,937	—	760,000
Stock issued for Standby Equity Purchase Agreement liability and commitment fee	—	—	1,242,922	124	1,317,394	—	1,317,518
Option and warrant exercises	—	—	152,354	15	100,009	—	100,024
Stock-based compensation, including vested restricted shares			464,244	46	2,050,348	—	2,050,394
Net loss	—	—	—	—	—	(33,715,429)	(33,715,429)
Balance at December 31, 2024	—	$—	38,168,988	$3,957	$49,657,684	$(47,017,149)	$2,644,492

The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(33,715,429)	$(11,731,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,728,411	637,990
Allowance for uncollected receivables	30,000	20,000
Write off of deferred financing fees	1,427,729	—
Impairment of deferred customer acquisition costs	13,475,000	—
Change in fair value of warrant liabilities	(994,687)	—
Gain on debt extinguishment	(1,946,310)	—
SEPA financing costs	525,000	—
Stock based compensation, including the issuance of restricted shares	1,814,048	4,878,655
Non-cash interest expense	90,624	—
Reduction in right of use asset	60,005	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(824,281)	(201,043)
Accounts receivable	(50,888)	(29,500)
Accounts payable	6,012,259	101,396
Accrued expenses	(2,610,971)	1,257,879
Other assets	—	8,850
Operating lease liability	(57,924)	—
Deferred revenue	(2,290)	2,290
Net cash used in operating activities	(14,039,704)	(5,054,749)
Cash flows from investing activities:
Purchase of property and equipment	(53,023)	(48,349)
Purchase of patents	—	(379,864)
Capitalized internal-use software costs	(228,367)	(453,709)
Asset acquisition (Note D)	—	(257,113)
Net cash used in investing activities	(281,390)	(1,139,035)
Cash flows from financing activities:
Cash and cash equivalents acquired in connection with the reverse recapitalization	858,292	—
Proceeds from the sale of common stock	11,300,330	5,000,000
Proceeds from Standby Equity Purchase Agreement liability	1,490,000	—
Proceeds from convertible notes	—	3,075,000
Proceeds from related party note	—	620,000
Proceeds received from option and warrant exercises	100,024	35,000
Payment of financing costs	(883,292)	(711,859)
Payment of related party note	(80,000)	(120,000)
Advances to related parties	—	(159,464)
Proceeds received from related party advance repayments	—	138,110
Net cash provided by financing activities	12,785,354	7,876,787
Net (decrease) increase in cash and cash equivalents	(1,535,740)	1,683,003
Cash and cash equivalents at the beginning of the period	1,685,013	2,010
Cash and cash equivalents at the end of the period	$149,273	$1,685,013
The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Supplemental Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental Non-Cash Information
Capitalized internal-use software costs in accrued expenses	$—	$54,756
Issuance of common stock pursuant to Reseller Agreement	$13,475,000	$—
Issuance of common stock for Standby Equity Purchase Agreement liability and commitment fee	$1,317,518	$—
Stock-based compensation capitalized as part of capitalized software costs	$236,346	$61,458
Settlement of liabilities into common shares	$583,690	$432,963
Settlement of accounts payable into convertible note	$1,900,000	$—
Right of use asset obtained in exchange of operating new lease liabilities	$567,187	$—
Conversion of convertible notes into common shares	$760,000	$3,075,000
Warrants exercise through settlement of accounts payable	$—	$40,000
Property and equipment in accounts payable	$—	$2,326
Financing costs in accounts payable and accrued expenses	$200,000	$785,870
Issuance of common stock in connection with asset acquisition	$—	$16,012,750

The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company is a generative AI ("GenAI") company specializing in conversational AI solutions. Through its secure, human-like AI agents ("AI Agents"), available in different modalities, the Company seeks to transform consumer engagement and elevate customer experience, productivity, and business performance. The Company’s AI Agents are built on 16+ advanced AI modules spanning perception, understanding, and response, with advanced capabilities in natural language processing ("NLP"), multisensory awareness, sentiment and environmental analysis, and real-time individuation and personalization. The Company’s conversational AI solutions are tailored to meet the unique needs of its business customers - from AI Agent customization in look, sound, and feel, to conversation design, business system integration, and cross-platform execution.

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

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants.

Nasdaq Compliance

On December 30, 2024, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Common Stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no effect at this time on the Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “BNAI”.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until June 28, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it has regained compliance with the Bid Price Requirement (unless the Staff exercises its discretion to extend the 10-day period).

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $47,017,149, a net loss of $33,715,429 and net cash used in operating activities of $14,039,704 during the year ended December 31, 2024. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). On August 26, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell up to $50,000,000 of its shares of Common Stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. However, the Company’s ability to access the proceeds from the SEPA is subject to market conditions, such as trading volume, the price of the Company’s Common Stock and other factors beyond the Company’s control. The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash and cash equivalents will be insufficient to meet its anticipated cash requirements for at least the next 12 months from the date the consolidated financial statements are issued. The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties, including through the SEPA, however, the Company’s cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy the Company’s contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements and related notes have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for consolidated financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the SEC.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates in the Company’s consolidated financial statements include, but are not limited to, assumptions used to measure stock-based compensation, valuation of the intangible assets acquired from DM Lab (see Note D), useful lives of intangible assets, warrant liabilities, derivative liabilities, and deferred customer acquisition costs.
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
Segment and geographic information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The Company views its operations as, and manages its business in, one operating segment.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company. Significant expenses are not regularly available or reviewed by the CODM. Other segment expenses include other income (expenses), net, which were $2,758,542 and $(50,752) during the years ended December 31, 2024 and 2023.

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
Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of December 31, 2024 and 2023 are net of an allowance for expected credit losses amounting to $50,000 and $20,000, respectively.

The Company capitalizes the incremental costs of obtaining a contract with a customer. The Company’s incremental costs are related to the shares issued in connection with the Exclusive Reseller Agreement (“Reseller Agreement”) with AFG in August 2023 (Note J). The Company terminated the Reseller Agreement, resulting in impairment of deferred customer acquisition costs of $13,475,000, recorded in the consolidated statements of operations during the year ended December 31, 2024. The Company had no such costs as of December 31, 2023.
Impairment of Definite Lived Intangible Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded during the year ended December 31, 2023.
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
During the years ended December 31, 2024 and 2023, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.

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
Stock-based awards generally vest subject to the satisfaction of service requirements, or the satisfaction of both service requirements and achievement of certain performance conditions or market and service conditions. For stock-based awards that vest subject to the satisfaction of service requirements or market and service conditions, stock-based compensation is measured based on the fair value of the award on the date of grant and is recognized as stock-based compensation on a straight-line basis over the requisite service period. For stock-based awards that have a performance component, stock-based compensation is measured based on the fair value on the grant date and is recognized over the requisite service period as achievement of the performance objective becomes probable. The Company accounts for forfeitures in the period in which they occur.
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
The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the year ended December 31, 2024.

Leases
The Company determines whether an arrangement is or contains a lease, its classification, and its term at the lease commencement date. Leases with a term greater than one year will be recognized on the balance sheet as right-of-use (“ROU”) assets, current lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU assets are recorded based on the present values of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Payments for non-lease components or that are variable in nature that do not depend on a rate or index are not included in the lease liability and are typically expensed as incurred. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the ROU assets. Lease expense is recognized on a straight-line basis over the expected lease term for operating classified leases.

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within statement of operations. Foreign currency transaction gains and losses were not material for the years ended December 31, 2024 and 2023.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$—	$576,606	$—
Warrant liabilities - Private Placement Warrants	$—	$342,444	$—
Total Warrant liabilities	$—	$919,050	$—
The Public Warrants and Private Placement Warrants assumed in connection with the Business Combination were accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the accompanying consolidated balance sheets. The warrant liabilities are initially measured at fair value at the day of the Business Combination and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The fair value of the Public Warrants and Private Placement Warrants is estimated based on the closing price of the Public Warrants, an observable market quote but is classified as a Level 2 fair value measurement due to the level of trading volume in an active market.

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
The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2024	2023
Options	1,386,400	2,430,900
Warrants	24,559,962	1,039,885
Convertible note (as converted)	950,000	—
Total	26,896,362	3,470,785

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. The Company incorporated the improved segment disclosures in the summary of significant accounting policies, herein.

Recently Issued but Not Yet Adopted Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the effect of this standard on its disclosures.

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

NOTE C — MERGER WITH DHC
On March 14, 2024, Prior BEN completed the Merger with DHC as discussed in Note A. The Merger was accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of DHC were cash and cash equivalents. For financial reporting purposes Prior BEN was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) Prior BEN stockholders owned approximately 76% of the Combined Company and (ii) Prior BEN management held all key positions of management. Accordingly, the Merger was treated as the equivalent of Prior BEN issuing stock to assume the net liabilities of DHC. As a result of the Merger, the net liabilities of DHC were recorded at their historical cost in the consolidated financial statements and the reported operating results prior to the Merger are those of Prior BEN. The following table summarizes the assets acquired and liabilities assumed as part of the reverse recapitalization:

March 14, 2024
Cash and cash equivalents	$858,292
Due from Sponsor	3,000
Prepaid and other current assets	16,824
Accounts payable	(2,352,328)
Accrued expenses	(5,782,211)
Due to related parties	(693,036)
Warrant liability	(1,913,737)
Net liabilities assumed	$(9,863,196)
Total transaction costs were $4,121,000, of which $858,292 were charged directly to additional paid-in capital to the extent of cash received. The transaction costs in excess of cash acquired of $3,341,055 were charged to general and administrative expenses during the year ended December 31, 2024.
NOTE D — ACQUISITIONS

On May 3, 2023, in connection with the development the Company’s core technology, the Company entered into an Asset Purchase Agreement with DM Lab Co., LTD (“DM Lab”), to acquire certain assets and assume certain liabilities in exchange for 4,325,043 shares of Common Stock with a fair value of $16,012,750 and $257,112 in cash consideration including $107,112 in transaction-related costs.
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

Assets Acquired	Amount Recognized
In-process research and development intangible asset	$17,000,000
Property and equipment	721,916
Liabilities assumed
Accounts payable	(57,700)
Accrued expenses	(249,779)
Short-term debt	(1,144,575)
Total assets acquired and liabilities assumed	16,269,862
Total consideration	$16,269,862
NOTE E — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Security deposits	$108,441	$71,300
Prepaid VAT	32,468	7,821
Prepaid professional fees	284,081	43,712
Prepaid insurance	567,977	—
Prepaid other	49,431	78,460
Prepaid expenses and other current assets	$1,042,398	$201,293
NOTE F — PROPERTY AND EQUIPMENT, NET
Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.
Property and equipment consists of the following:

	December 31,
	2024	2023
Equipment	$337,856	$426,000
Furniture	348,754	346,591
Capitalized software	216,751	569,923
Total	903,361	1,342,514
Accumulated depreciation and amortization	(610,604)	(539,957)
Property and equipment, net of accumulated depreciation and amortization	$292,757	$802,557
For the years ended December 31, 2024 and 2023 depreciation and amortization of property and equipment totaled $215,286 and $539,957, respectively.
NOTE G — INTANGIBLE ASSETS
The following table summarizes intangible assets included on the consolidated balance sheet:

	December 31, 2024
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,864	$(517,960)	$741,904

Developed technology	17,755,347	(2,372,881)	15,382,466
Total	$19,015,211	$(2,890,841)	$16,124,370

	December 31, 2023
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,863	$(377,716)	$882,147
Indefinite-lived intangible assets:
In-process research and development	17,000,000	—	17,000,000
Total	$18,259,863	$(377,716)	$17,882,147
Total amortization expense was $2,513,125 and $98,033 for the years ended December 31, 2024 and 2023, respectively.
Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2025	$3,715,166
2026	3,715,166
2027	3,679,245
2028	3,661,285
2029	1,292,820
Thereafter	60,688
$16,124,370
NOTE H — ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31,
	2024	2023
Accrued professional fees	$2,747,211	$245,751
Accrued compensation and related expenses	1,730,043	1,146,435
Due to related party	—	178,723
Accrued other	116,458	66,139
Accrued expenses	$4,593,712	$1,637,048
NOTE I — DEBT

Promissory Note

On November 11, 2024, the Company issued a promissory note in the aggregate original principal amount of approximately $1,700,000 to Yorkville (the “Promissory Note”). The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Company was required to make monthly cash payments beginning on December 15, 2024, and continuing on the same day of each successive calendar month of principal in the amount of the sum of (i) $0.4 million of principal (or the outstanding principal amount if less than such amount), plus (ii) a payment premium in an amount equal to 5% of the principal amount being paid, if applicable, and (iii) any accrued and unpaid interest as of each Installment Date. The Company shall, at its own option, repay each Installment Amount either (i) in cash on or before each Installment Date, or (ii) by submitting one or more an advance notice(s) under the SEPA (as defined below), on or before the applicable Installment Date, or any combination of (i) or (ii) as determined by the Company. If the Company repays the Installment Amount in cash, the cash payment shall include the Payment Premium. If the Company elects an Advance Repayment for all or a portion of an Installment Amount, then no Payment Premium will apply. In addition, for so long as the Promissory

Note is outstanding, with respect to any advance notice submitted by the Company under the SEPA, the Company shall select an Option 2 Pricing Period (as defined in the SEPA), unless otherwise agreed by Yorkville. The Promissory Note matures on March 11, 2025, and was issued at an original issue discount of 10%. During the year ended December 31, 2024, 962,023 shares of Common Stock were issued to Yorkville resulting in the reduction of the Promissory Note of $817,518. During the year ended December 31, 2024, the Company recognized $90,625 in interest expense related to the Promissory Note. As of December 31, 2024, the remaining balance of $849,149 was included within short-term debt in the accompanying consolidated balance sheets.

Convertible Notes

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) in the principal amount of $1,900,000 (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1,900,000 related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note is March 14, 2025. During the year ended December 31, 2024, the Company recognized $29,597 in interest expense related to the Cohen Convertible Note.

On December 14, 2024 (the “First Conversion Date”), $760,000 of the Cohen Convertible Note converted into 633,333 shares of Common Stock at $1.20 per share (the “Floor Price”). On the 14th day of each successive month commencing with January 14, 2025 (each such day, an “Additional Conversion Date” and together with the First Conversion Date, the “Conversion Dates”), CCM may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share (the “Conversion Purchase Price”) equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (subject to the Floor Price). As of December 31, 2024, the remaining balance of $1,140,000 was included within the convertible note in the accompanying consolidated balance sheets.
Short-term Debt Related to Acquisition of DM Lab

As of December 31, 2024, the Company had four loans outstanding that were assumed in the DM Lab transaction, totaling $891,974, a decrease of $252,601 from the acquisition date due to the amount converted to equity on May 25, 2023. The loans carry varying interest rates ranging from 4.667% to 6.69%. During the years ended December 31, 2024 and 2023 the Company incurred interest expense of $49,060 and $31,217, respectively, which is included in interest expense in the consolidated statement of operations. All loans are due within 12 months from the balance sheet date and have no optional or mandatory redemption or conversion features. These obligations have been classified as current liabilities on the balance sheet and the fair value of the loans approximates the carrying amount due to their short-term nature. Additionally, there are no associated restrictive covenants, third-party guarantees, or pledged collateral. As of the reporting date, there have been no defaults on these loans. In January 2025, the Company obtained a waiver to extend the due dates of $668,674 of its short-term debt to January 2026.
NOTE J — STOCKHOLDERS’ EQUITY
In August 2023, the Company entered into the Reseller Agreement with AFG whereby AFG agreed to operate as the exclusive channel partner and reseller of the Company’s software as a service in the motor vehicle marketing and manufacturing industry for a term of five years. The Company issued to AFG 1,750,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger which is recorded within other assets on the consolidated balance sheet. Additionally, the Company issued a non-transferable warrant (“Reseller Warrant”) that entitles AFG to purchase up to 3,750,000 shares of Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant. The 3,750,000 warrants were cancelled in January 2025, upon the termination of the Reseller Agreement.

On March 14, 2024 in connection with the Closing, the issuance of 7,885,220 shares of Common Stock to DHC stockholders as consideration for the Merger was reflected on the consolidated statements of stockholders’ equity. Further, upon completion of the Merger, the Company’s Certificate of Incorporation and Bylaws were adopted, authorizing the issuance of 750,000,000 shares of Common Stock, par value of $0.0001 per share and 10,000,000 shares of Preferred Stock, par value of $0.0001 per share.

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

On May 30, 2024, the Company issued to the May Purchasers an aggregate of 200,000 Shares and 400,000 Warrants (consisting of 200,000 One-Year Warrants and 200,000 Five-Year Warrants) for aggregate gross proceeds of $500,000. Upon the issuances of such shares of Common Stock, an aggregate of 1,260,000 May One-Year Warrants and 1,260,000 May Five-Year Warrants were issued to the May Purchasers and were immediately exercisable. The remaining shares were issued to an escrow account and such shares along with the May Warrants remain in escrow until the conditions in the May SPA are satisfied. The May Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $2.50 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the May Purchasers. If a May Purchaser fails to pay its required funding by the respective deadline, the May Purchaser’s entire commitment under the May SPA will become immediately due and payable. The Company has experienced delays in funding from certain of the investors under the May SPA. As of March 27, 2025, certain of such investors have failed to make their required fundings, giving effect to the tolling of all cure periods, in an aggregate amount of $963,750, and the Company is uncertain whether such amounts or future required fundings by such investors will be made. During the year ended December 31, 2024, the Company issued 1,670,000 shares of Common Stock to the May Purchasers for gross proceeds of $4,175,000. As of December 31, 2024, 1,574,500 May One-Year Warrants and 1,594,500 May Five-Year Warrants are outstanding.

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 120,000 shares of Common Stock at a price per share of $2.50 and an aggregate of 240,000 warrants, consisting of (i) 120,000 warrants with a term of one year and (ii) 120,000 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $2.50 per share. As of December 31, 2024, the 240,000 warrants remained outstanding.

On August 22, 2024, the Company entered into a Fee Conversion Agreement with Sponsor, pursuant to which the Company agreed to issue 151,261 shares of Common Stock at a value of $2.38 per share to Sponsor in exchange for the conversion of certain outstanding fees owed by the Company to the amount of $0.4 million. As a result, the Company recorded a gain on debt extinguishment of $98,318 during the year ended December 31, 2024.

On August 26, 2024, the Company entered into a Securities Purchase Agreement (the “August SPA”) with certain investors (the “August Purchasers”), pursuant to which the Company will issue and sell an aggregate of 1,185,000 shares of the Company’s Common Stock at a price per share of $5.00, for an aggregate purchase price of $5,925,000.

In connection with the August SPA, on August 26, 2024 (the “Assignment Effective Date”), the Company entered into that certain share assignment and lockup release agreement (the “Assignment Agreement”) with certain members of Sponsor and certain other existing stockholders and affiliates of the Company (collectively, the “Sponsor Members” and each a “Sponsor Member”) and the August Purchasers, pursuant to which, as an inducement to enter into the August SPA, the August Purchasers assumed, all of the Sponsor Members’ rights, title and interest in an aggregate of 1,185,000 shares of Common Stock (the “Sponsor Securities”) held by Sponsor on their behalf as of the Assignment Effective Date (the “Assignment”). In exchange for the Assignment by the Sponsor Members of the Sponsor Securities to the August Purchasers, the Company agreed to release 1,252,500 shares of Common Stock from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company’s predecessor, DHC, Sponsor and the other signatories thereto or (ii) in certain lock-up agreements executed by certain of the Sponsor Members in connection with the consummation of the Company’s prior business combination. The Sponsor Members transferred an aggregate of 1,185,000 Sponsor Securities into an escrow account. The Sponsor Securities are released from the escrow account on a pro rata basis upon the making of the required findings on the terms and conditions described in the August SPA. In the event an August

Purchaser fails to make required funding contemplated by the August SPA, a pro rata portion of the Sponsor Securities shall be released from the escrow account to the Company and the Company will cancel such Sponsor Securities.

On August 26, 2024, in connection with the August SPA and the Assignment Agreement, the Company issued to the August Purchasers an aggregate of 100,000 shares for aggregate gross proceeds of $500,000. The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025.

For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an August Purchaser fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. The Company has experienced delays in funding from certain of the investors under the August SPA. As of March 27, 2025, certain of such investors have failed to make their required fundings, giving effect to the tolling of all cure periods, in an aggregate amount of $1,250,000, and the Company is uncertain whether such amounts or future required fundings by such investors will be made. During the year ended December 31, 2024, the Company issued 110,000 shares of Common Stock to the August Purchasers for gross proceeds of $550,000.

On August 26, 2024, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on August 26, 2024 (the “SEPA Effective Date”) and terminating on the 36-month anniversary of the SEPA Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to an amount equal to 100% of the aggregate volume traded of the Company’s Common Stock on Nasdaq for the five trading days immediately preceding an Advance notice. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily VWAP of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.” Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of shares of Common Stock issued and sold pursuant to such Advance notice will be reduced to the greater of (i) 30% of the trading volume of the Common Stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (ii) the number of shares of Common Stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of shares of Common Stock equal to the quotient of (a) the number of shares in the Advance notice requested by the Company divided by (b) 0.30. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee (the “Commitment Fee”) of $500,000 by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock (“Commitment Shares”). Through December 31, 2024, the Company issued an aggregate of 280,899 shares of Common Stock to Yorkville, including the Commitment Fee. Upon execution of the SEPA, the Company expensed the $25,000 restructuring fee and $500,000 commitment fee within general and administrative expenses in the consolidated statements of operations during the year ended December 31, 2024.

The Company accounts for the SEPA as a derivative that grants the Company the right, but not the obligation, to issue additional shares of Common Stock. Due to certain settlement provisions, the SEPA is precluded from equity classification. The SEPA derivative is recognized at inception and accounted for on a fair value basis. The Company determined the fair value of the SEPA derivative at inception and as of December 31, 2024 to be de minimis.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants, which are all outstanding as of December 31, 2024. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

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

Equity Compensation Plans

2021 Incentive Stock Option Plan
In May 2021, the Company adopted the 2021 Incentive Stock Option Plan (“2021 Option Plan”) that provides for the grant of the following types of stock awards: (i) incentive stock Options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. The 2021 Option Plan was administered by the Company’s Board of Directors (the “Board of Directors”). In connection with the Closing, all outstanding awards were assumed by BEN pursuant to the terms of the Business Combination Agreement and the Board of Directors declared that there will be no further issuances under the 2021 Option Plan. Forfeitures under the 2021 Option Plan are automatically added to shares available for issuance under the 2023 Plan.

2023 Long-Term Incentive Plan

In connection with the Closing, the 2023 Long-Term Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2023 Plan is administered by the Board of Directors. The 2023 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2023 Plan may total up to 2,942,245 shares of Common Stock. As of December 31, 2024, 3,555,701 shares remained available for grant under the 2023 Plan.

NOTE K — EQUITY-BASED COMPENSATION
Option Awards
2024 Activity
Generally, options have a service vesting condition of 25% cliff after 1 year and then monthly thereafter for 36 months (2.067% per month). As of December 31, 2024, 3,555,701 shares remained available for grant under the Company’s option plan.
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the options granted:

	Years Ended December 31,
	2024	2023
Expected term	5.0 years	5.4 years
Risk-free interest rate	4.08%	3.81%
Dividend yield	0.00%	0.00%
Volatility	54.79%	50.42%
A summary of option activity for the years ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	2,430,900	$4.19	$—	—
Granted	108,040	$8.10	$4.18	—
Forfeited	(1,104,710)	$3.75	$—	—
Exercised	(47,830)	$0.38	$—	—
Outstanding as of December 31, 2024	1,386,400	$4.90	$2.58	8.59
Vested and expected to vest as of December 31, 2024	1,386,400	$4.90	$2.58	8.59
Exercisable as of December 31, 2024	951,877	$4.40	$2.23	8.42
The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2024 was $91,919 and $69,357, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2023 was $9,516,700. At December 31, 2024, future stock-based compensation for options granted and outstanding of $1,162,120 will be recognized over a remaining weighted-average requisite service period of 1.0 year.
The Company recorded stock-based compensation expense related to options of $1,126,124 and $3,004,884 during the years ended December 31, 2024 and 2023, respectively, to the accompanying consolidated statements of operations.
Common Stock Warrants

AFG Warrants

There were 3,750,000 warrants granted to AFG during the year ended December 31, 2024 at an exercise price of $10.00 and a fair value of $2.52 per warrant (Note J). The 3,750,000 warrants were cancelled in January 2025, upon the termination of the Reseller Agreement.

Compensatory Warrants

There were 84,525 warrants exercised in the years ended December 31, 2024 at a weighted average exercise price of $1.31 per share. As of December 31, 2024, there were 955,359 warrants outstanding at a weighted average exercise price of $3.20 per share, with expiration dates ranging from 2028 to 2033. The Company recorded $1,873,771 stock-based compensation expense related to warrants for the year ended December 31, 2023. There was no such expense during the year ended December 31, 2024.
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the AFG and compensatory warrants granted:

	Years Ended December 31,
	2024	2023
Expected term	3 years	10 years
Risk-free interest rate	4.46%	3.53%
Dividend yield	0.00%	0.00%
Volatility	55.14%	47.44%
The Company has recorded stock-based compensation related to its options and warrants in the accompanying consolidated statements of operations as follows:

	Years Ended December 31,
	2024	2023
General and administrative	$862,614	$4,846,867
Research and development	263,510	31,788
	$1,126,124	$4,878,655
Stock-based compensation capitalized as part of capitalized software costs for the years ended December 31, 2024 and 2023 were $236,346 and $61,458, respectively, which is in addition to amounts included in the table above.

Restricted share awards

During the years ended December 31, 2024, the Company issued 464,244 restricted share awards to certain of its directors and officers. Of the restricted share awards granted, 381,915 shares vested immediately upon grant, while 82,329 shares vested in the second half of 2024. The fair value of a restricted share award is equal to the fair market value price of the Company's Common Stock on the date of grant. The Company recorded stock-based compensation expense of $687,924 for the year ended December 31, 2024 related to these restricted share awards.

The following table summarizes activity related to restricted share awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	—	$—
Granted	464,244	$1.44
Vested	(464,244)	$1.44
Nonvested at December 31, 2024	—	$—

NOTE L - INCOME TAX

The components of our deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Intangible assets	$1,020,000	$280,000
Section 174	70,000	70,000
Accrued expenses	860,000	300,000
Federal net operating losses	4,450,000	1,200,000
Research and development credit	40,000	50,000
Total deferred tax assets	6,440,000	1,900,000
Less: Valuation allowance	(6,320,000)	(1,880,000)
Net Deferred Tax Assets:	$120,000	$20,000
Deferred Tax Liabilities:
Fixed assets	$(120,000)	$(20,000)
Net Deferred Tax Liability	$—	$—

The benefit of income taxes for the years ended December 31, 2024 and 2023 consist of the following:

	For the years ended December 31,
	2024	2023
U.S. federal
Current	$—	$—
Deferred	—	(1,624,000)
State and local
Current	—	—
Deferred	—	—
Valuation allowance	—	1,624,000
Income Tax Provision (Benefit)	—	—

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	December 31,
	2024	2023
Federal rate	$(7,080,000)	$(2,460,000)
Stock compensation	289,000	1,020,000
Impairment loss	2,830,000	—
Change in fair value of warrant liability	(209,000)	—
Federal RTP	(25,000)	(30,000)
Deferred tax adjustment	(347,000)	(150,000)
Other	102,000	(4,000)
Change in valuation allowance	4,440,000	1,624,000
Income Tax Provision (Benefit)	—	—

As of the Company’s last filed Federal returns on December 31, 2023 and 2022, the Company has net operating losses of $4,974,489 and $1,104,955, respectively, available for carryforward to future years. These operating losses are indefinite lived, however their deductibility is limited under Internal Revenue Code 720.

As of December 31, 2024, the Company has a valuation allowance of $6,320,000 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. The net change in the valuation allowance was $4,440,000 for the year ended December 31, 2024. Management assesses the need for the valuation allowance on an annual basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

On May 3, 2023 the Company acquired DM Lab in an asset purchase agreement, which is deemed an asset acquisition for tax purposes. Per the acquisition accounting, no goodwill was created in this transaction. As an asset deal, the fair value of the intangibles and fixed assets from the DM acquisition have the same book and tax basis’s as of the opening balance sheet date. The majority of the assets acquired were intangible assets and the intangible asset deferred account represents the difference between net book and net tax value of the acquired assets as of December 31, 2024.

Wyoming has no corporate income tax.

The Company does not expect any material changes in the amount of unrecognized tax benefits within the next twelve months. The Company files tax returns as prescribed by the laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The statute of limitations period is generally three years. Due to the extent of the net operating loss carryforward, however, all tax years remain open to examination.
NOTE M — RELATED PARTY TRANSACTIONS
AFG Reseller Agreement

On August 19, 2023, the Company entered into Reseller Agreement, providing for, among other things, AFG to act as the Company’s exclusive reseller of certain products on terms and conditions set forth therein and, as partial consideration to AFG for such services, the Company issued 1,750,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger. Additionally, the Company issued AFG a warrant to purchase up to 3,750,000 shares of Common Stock, with each warrant exercisable for one share of Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant (Note J). The Company terminated the Reseller Agreement in January 2025, resulting in the forfeiture of the 3,750,000 warrants.

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of December 31, 2024, $0 and $185,029 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet. During the years ended December 31, 2024 and 2023, the Company recorded professional and other fees and cost related to consulting services from related parties of $246,029 and $571,215, respectively, within general and administrative expenses in the accompanying consolidated statements of operations.
Promissory Note

On June 30, 2023, the Company entered into a promissory note agreement with a related party for $620,000. The note bears interest at 7% per annum and matures on June 25, 2025. In June 2024 the Company issued 93,333 shares of Common Stock to extinguish the outstanding balance of $420,000, resulting in a gain on debt extinguishment of $97,992 during the year ended December 31, 2024.

Related Party Advance

The Company received non-interest bearing and payable upon demand related party advances from DHC’s Sponsor in connection with the Merger. As of December 31, 2024, the Company had $693,036 in related party advances in the accompanying consolidated balance sheets.

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

Leases

In September 2024, the Company entered into an operating lease for its office space in South Korea which expires in 2027. The Company’s operating lease right-of-use (“ROU”) asset and related lease liability was initially measured at the present value of future lease payments over the lease term. The Company is responsible for payment of certain real estate taxes and other expenses on its lease. These amounts are generally considered to be variable and are not included in its measurement of the ROU asset and lease liability. The Company accounts for non-lease components, such as maintenance, separately from lease components.

During the year ended December 31, 2024, the Company’s operating lease costs were $70,734. As of December 31, 2024, the remaining term of the Company’s operating lease was 2.7 years and the discount rate was 8%.

Operating cash used in operating leases was $68,654 during the year ended December 31, 2024.

Future maturities of the operating lease liability was as follows as of December 31, 2024:

Years Ending December 31:
2025	$208,022
2026	214,263
2027	145,671
Total future minimum payments	567,956
Less imputed interest	(58,693)
Present value of lease liabilities	$509,263

Litigation

On January 16, 2025, the Company filed a lawsuit against AFG and its Chief Executive Officer, Ralph Wright Brewer III, in the Northern District of Texas, Dallas Division alleging fraudulent misrepresentation, breach of contract, and the concealment of a ransomware attack on its own network shortly before the Reseller Agreement was executed. Given that the litigation remains in its early stages, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.
Recoverables and liabilities for contingencies, arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a recoverable or liability has been earned or incurred and the amount of the assessment and/or remediation can be reasonably estimated.

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

Korea University

The Company entered into another sponsorship agreement in December 2023 for total consideration of up to 528.0 million Korean won (approximately $380,160) from January 2024 through December 2024. The Company can terminate the agreement upon written notice to Korea University for a period of at least one month. As of December 31, 2024, the Company had paid 211.2 million Korean won (approximately $152,064). The sponsorship agreement with Korea

University is no longer active. As of December 31, 2024, the Company owed $194,688 which is included in accrued expenses within the accompanying consolidated balance sheets.
NOTE O — SUBSEQUENT EVENTS

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

The Purchase Agreement contains customary representations, warranties and covenants, as well as indemnification provisions subject to specified limitations. Among other things, the Sellers have agreed, subject to certain exceptions, to cause Cataneo to conduct its business in the ordinary course, consistent with past practice, from the date of the Purchase Agreement until the Closing Date and not to take certain actions prior to the Closing Date without the prior written consent of the Company. On February 6, 2025, the Company and the Sellers entered into that certain Addendum to Share Purchase and Transfer Agreement (the “Addendum”), pursuant to which the parties amended certain provisions of the Purchase Agreement to provide the parties additional time to prepare for and close the Acquisition.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
[None.]
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of December 31, 2024, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Merger on March 20, 2024. Prior to the Merger, DHC disclosed in the Risk Factors of its Form S-4/A filed on February 12, 2024, a material weakness in internal controls over financial reporting. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the lack in investment of resources into accounting and reporting functions to properly account for and prepare U.S. GAAP compliant financial statements on a timely basis and to properly document risks affecting financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system, the accounting for the merger with DPL, the accounting for the extinguishment of certain liabilities through the issuance of common stock or through the exercise of warrants, the improper classification of the acquired developed technology from DM Lab as in in-process research and development asset, and the delay in obtaining valuation reports as it relates to valuing equity grants. Notwithstanding this material weakness, management has concluded that our financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this report.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers as of March 27, 2025:

Name	Age	Position
Executive Officers
Paul Chang	58	Chief Executive Officer
Walid Khiari	49	Chief Financial Officer and Chief Operating Officer
Ruy Carrasco	52	Chief Informatics Medical Officer
James D. Henderson, Jr.	56	Corporate Secretary and General Counsel
James Richard Howard	63	Chief Information and Data Officer
Tyler J. Luck	32	Chief Product Officer
Patrick O. Nunally	62	Chief Scientist and Co-Chief Technology Officer
Venkata Ramana Pinnam	56	Senior Vice President of Engineering

Directors
Paul Chang	58	Director
Tyler J. Luck	32	Director
Bernard Puckett	79	Director
Christopher Gaertner	61	Director
Thomas Morgan Jr.	62	Director
Jon Leibowitz	66	Director
Janine Grasso	48	Director
Dr. Richard Isaacs	62	Director

The biographies of the above-identified individuals are set forth below:

Paul Chang - Chief Executive Officer and Director

Mr. Chang joined BEN in May 2023 and currently serves as Chief Executive Officer of BEN. Prior to joining BEN, Mr. Chang spent 18 years at IBM where he led the GTM and product strategy as well as sales and marketing for various emerging software technologies such as AI, Blockchain, IOT/RFID, and Advanced Predictive Analytics. Mr. Chang has developed sales strategies and conducted enablement globally for IBM on emerging technologies and ensured scalability across the large company network, while working with numerous Fortune 100 companies in the pharmaceutical, industrial, automotive, financial services, and retail industries. Prior to IBM, Mr. Chang worked for several start-up companies including Corvis, an optical network company, which went public in 2000. Mr. Chang has worked closely with government agencies such as the FDA and State Board of Pharmacy to provide guidance on new technologies that can positively impact and be integrated into healthcare products and services. Mr. Chang earned his Bachelor of Science from Carnegie Mellon University.

Walid Khiari - Chief Financial Officer and Chief Operating Officer

Mr. Khiari joined BEN in November 2024 and currently serves as Chief Financial Officer and Chief Operating Officer of BEN. Mr. Khiari has over twenty years of experience in finance, including technology banking, during which time he worked with software companies of various sizes from startups to large, publicly-traded corporations. Prior to joining the Company, Mr. Khiari served as the Managing Director of Technology, Media and Telecommunications at Houlihan Lokey from 2021 to 2023, as the Managing Director of Technology Investment Banking at Rothschild & Co. from 2017 to 2020, and as the Director of Technology Investment Banking at Credit Suisse from 2012 to 2017. Mr. Khiari also served as the Vice President of Technology Investment Banking at Merrill Lynch from 2007 to 2012. Mr. Khiari’s appointment brings to the Company significant experience in capital raising, mergers and acquisitions and strategic planning. Mr. Khiari graduated from the University of Paris Pantheon-Sorbonne with honors and received his MBA from the Wharton School at the University of Pennsylvania.

Ruy Carrasco - Chief Informatics Medical Officer

Mr. Carrasco joined BEN in May 2021. Prior to joining BEN, Mr. Carrasco has served since August 2018 and currently serves as Managing Partner at Child Neurology Consultants Austin. In addition, Mr. Carrasco served as a Member of the American College of Rheumatology within the Registries and Health Information Technology division from November 2016 to November 2019. Mr. Carrasco has served as Chief Medical Information Officer for Presbyterian Healthcare Services from August 2018 to July 2019 and for Seton Family of Hospitals from August 2014 through August 2018. Mr. Carrasco earned his Doctor of Medicine (MD) degree from the University of New Mexico and Bachelor of Arts degree from Baylor University.

James D. Henderson, Jr. - Corporate Secretary, General Counsel and Director

Mr. Henderson joined BEN in April 2018 as its Corporate Secretary, General Counsel and Director. Prior to joining BEN, Mr. Henderson has served and presently serves as an attorney at the Law Offices of James J. Henderson, Jr. since 2002. Mr. Henderson earned his Juris Doctor degree from the Arizona State College of Law and his Bachelor of Arts in Political Science from Arizona State University. Mr. Henderson’s significant business, professional and legal expertise and experience make him well qualified to serve on our Board of Directors.

James Richard Howard - Chief Information and Data Officer

Mr. Howard joined BEN in July, 2021 as a consultant. Prior to joining BEN, Mr. Howard has served and presently serves as Chief Product and Data Officer at AXL Health since November 2011. Mr. Howard also has recently served as Chief Product Officer of Apervita, Inc. from April 2020 to October 2021 and as Chief Data Officer and Vice President of Infrastructure and Engineering at Ascension Technologies from February 2017 to June 2020. Mr. Howard earned his MBA from Letourneau University and his Bachelor of Science in Accounting degree from the University of Kentucky.

Tyler J. Luck - Chief Product Officer and Director

Mr. Luck is a co-founder of BEN and has served as President and Chief Product Officer since 2018. Mr. Luck’s familiarity with the day-to-day operations of the Company make him well qualified to serve on our Board of Directors.

Patrick O. Nunally - Chief Scientist and Co-Chief Technology Officer

Mr. Nunnally co-founded BEN in March 2018. Mr. Nunnally has also served as Chief Technology Officer at Raise a Hood, Inc. from 2021 to 2023 and has served and currently serves as Partner of LionCompass since 2019. Mr. Nunnally earned his Bachelor of Science in Electronics Engineering from California Polytechnic State University-San Luis Obispo.

Venkata Ramana Pinnam - Senior Vice President of Engineering

Mr. Pinnam joined BEN in February 2021 as an advisor. Prior to joining BEN, Mr. Pinnam recently served as Director of Engineering at Curantis Solutions from June 2021 to October 2022, Global Program Director of Engineering from October 2019 to January 2021 and as Senior Director of Product Management and Engineering Delivery at rfxcel Corp. from September 2016 to September 2019. Mr. Pinnam earned his MBA in Strategic Management from the University of Wisconsin and his Bachelor of Science in Mechanical Engineering from Andhra University.

Bernard Puckett - Director

Mr. Puckett joined BEN in April 2023. Prior to joining BEN, Mr. Puckett served and currently serves as Chairman of the Board at Frequentz. Previously, Mr. Puckett was Chairman of the Board of Openwave Systems Ltd. From 1994 to 1996, Mr. Puckett was Chief Executive Officer at Skyel Group. Prior to that, he was Executive Vice President at IBM. Mr. Puckett’s significant business and professional expertise and experience make him well qualified to serve on our Board of Directors.

Christopher Gaertner - Director

Mr. Gaertner is the Vice Chairman and Global Head of Technology Investment Banking at Rothschild & Co., a large investment bank, which he joined in May 2017. Previously, Mr. Gaertner was the Global Head of Corporate Finance Technology Investment Banking at Credit Suisse, a large investment bank, from 2012 to May 2017. Prior to that, he was the Global Head of Technology Investment Banking at Bank of America Merrill Lynch, a large investment bank, from 2005 to 2012. Mr. Gaertner received his B.S. from the United States Military Academy and his MBA from the Wharton School, University of Pennsylvania. He also received his MSEE from Columbia University, and he is a CFA charterholder. Mr. Gaertner’s significant investment and financial expertise make him well qualified to serve on our Board of Directors.

Thomas Morgan, Jr. - Director

Mr. Morgan is the founder and Chief Executive Officer of Corps Capital Advisors LLC, an investment advisory firm, which he founded in July 2019. Previously, Mr. Morgan, Jr. served as a Managing Director at Morgan Stanley, a large investment bank, from 2009 to July 2019. Mr. Morgan began his career in private wealth management at Goldman Sachs in 1993. Prior to his professional career, Mr. Morgan served as an infantry/aviation officer in the US Army with the 2nd Infantry Division, 1st Cavalry Division, 6th Cavalry Squadron. Mr. Morgan received his B.S. from the United States Military Academy and his MBA from Harvard University. Mr. Morgan, Jr.’s significant investment and financial expertise make him well qualified to serve as a member of our Board of Directors.

Jon Leibowitz - Director

Mr. Leibowitz serves as the Chairman the Board of the National Consumers League, America’s oldest consumer advocacy organization. Previously, Mr. Leibowitz was a senior partner at Davis Polk & Wardwell LLP from 2013 to 2021, where his practice focused on complex antitrust aspects of mergers and acquisitions, as well as government and private antitrust investigations and litigation. Prior to private practice, Mr. Leibowitz served in executive positions at the Federal Trade Commission (the “FTC”), both as Commissioner from 2004 to 2009, and as Chairman from 2009 to 2013. During his tenure at the FTC, Mr. Leibowitz focused on antitrust, consumer privacy and unfair competition matters, particularly in the pharmaceutical and technology industries, as well as privacy legislation and antitrust reform. From 1991 to 2000, Mr. Leibowitz served on various United States Senate subcommittees, including the Antitrust Subcommittee, the Subcommittee on Terrorism and Technology and the Subcommittee on Juvenile Justice. Mr. Leibowitz received his J.D. from New York University School of Law and holds a B.S. from the University of Wisconsin. Mr. Leibowitz’s experience provides him with significant insight regarding mergers and acquisitions, consumer privacy and technology issues, as well as complex antitrust matters and related legislation. We believe Mr. Leibowitz’s background and expertise in these matters make him well qualified to serve on our Board of Directors.

Janine Grasso - Director

Ms. Grasso serves as the Head of the Global Partner Ecosystem at DocuSign. Previously, Ms. Grasso was Vice President of Business Development at Verizon from 2019 to 2023, where she led a newly created business development organization. Prior to joining Verizon, Ms. Grasso spent 20 years at IBM, most recently as Vice President of Blockchain Ecosystem leading the IBM Blockchain Strategy and Ecosystem Organization. Ms. Grasso received her B.B.A from the Pace University Lubin School of Business. Ms. Grasso’s significant experience in acquisitions, divestitures, IP-related deals, and strategic partnerships well qualifies her to serve on our Board of Directors.

Dr. Richard Isaacs - Director

Dr. Isaacs has more than 34 years of experience in the medical field and currently serves as the Dean of the College of Medicine and Senior Vice President of Medical Affairs and Chief Academic Officer at California Northstate University College of Medicine. Prior to his current role, Dr. Issacs has served with the California Northstate University College of Medicine since June 2015, including as a professor of otolaryngology. From June 2017 to May 2023, Dr. Isaacs served as the Chief Executive Officer and a Director of The Permanente Medical Group, Inc., President and Chief Executive officer of The MidAtlantic Permanente Medical Group, P.C. and Co-Chief Executive Officer of The Permanente Federation, LLC. Dr. Isaacs served as Physician-in-Chief and Chief-of-Staff of Kaiser Permanente Medical Center from April 2005 to June 2017 and served as the Chair of the Head and Neck Surgery Chiefs Group from January 2001 to March 2005. Dr. Isaacs received his B.S. from the University of Michigan and his M.D. at Wayne State University School of Medicine. Dr. Isaacs’s significant background in the medical field and experience with healthcare and medical technology well qualifies him to serve on our Board.

Promoters

Although not an officer or director of the Company. Michael Lucas, our Co-Founder, who currently serves as a consultant to the Company, may be deemed a “promoter” for the Company as that term is defined in the rules and regulations promulgated under the Securities Act.

Michael Lucas co-founded the Company in April 2018 and has served as a consultant to the Company since June 2023, assisting in all facets of business development, corporate strategy, product development and marketing. Prior to co-founding the Company, Mr. Lucas founded PartProtection, LLC in October of 2011, a company focused on automotive programs for protection for OEM parts and labor. Additionally, Mr. Lucas has founded and operated a number of businesses since 2008, including i3Brands Inc (formerly known as Trademotion LLC) and Frequentz, LLC in 2010. In

April of 2021, Mr. Lucas plead guilty to failing to account for and pay over employment taxes in the United States District Court for the Southern District of California.

Family Relationships

There are not expected to be any family relationships between BEN’s Board of Directors and any of its executive officers.

Mr. Luck is married to Mr. Lucas, who may be deemed a “promoter” for the Company as that term is defined in the rules and regulations promulgated under the Securities Act.
Board of Directors

Our board of directors consists of nine (9) members, with one director seat remaining vacant. Our Board is divided into three classes, each serving staggered, three-year terms:

●	our Class I directors are Paul Chang and Thomas Morgan Jr., with one director seat remaining vacant;

●	our Class II directors are Jon Leibowitz, Janine Grasso and Richard Isaacs; and

●	our Class III directors are Tyler Luck, Bernard Puckett and Chris Gaertner.

At the first annual meeting of stockholders in 2025, the initial term of office of the Class I directors shall expire and Class I directors shall be elected for a full term of three years. At the second annual meeting of stockholders, the initial term of office of the Class II directors shall expire and Class II directors shall be elected for a full term of three years. At the third annual meeting of stockholders, the initial term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors shall be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Richard Isaacs, Jon Leibowitz, Janine Grasso, Bernard Puckett, Thomas Morgan Jr. and Chris Gaertner are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with BEN and will have with BEN and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of Common Stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Transactions.”

Committees of the Board of Directors

The standing committees of our board of directors consist of an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition of each committee is set forth below.

Audit Committee

The Audit Committee’s primary responsibilities include, among other things:

●	overseeing management’s establishment and maintenance of adequate systems of internal accounting and financial controls;

●	the effectiveness of our legal and regulatory compliance programs;

●	overseeing our financial reporting process, including the filing of financial reports; and

●	selecting independent auditors, evaluating their independence and performance and approving audit fees and services performed by them.
Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Jon Leibowitz, Janine Grasso and Bernard Puckett, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. Bernard Puckett serves as chairman of the Audit Committee. Our board of directors have determined that Jon Leibowitz qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The Compensation Committee’s responsibilities include, among other things:

●	ensuring that our executive compensation programs are appropriately competitive, supporting organizational objectives and stockholder interests and emphasizing pay-for-performance linkage;

●	evaluating and approving compensation and setting performance criteria for compensation programs for our chief executive officer and other executive officers; and

●	overseeing the implementation and administration of our compensation plans.

Our Compensation Committee consists of Janine Grasso and Bernard Puckett, each of whom is an independent director. Janine Grasso serves as chairman of the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating Committee’s responsibilities include, among other things:

●	recommending director nominees for our board of directors and its committees;

●	recommending the size and composition of our board of directors and its committees;

●	reviewing our corporate governance guidelines and proposed amendments to our Charter and Bylaws; and

●	reviewing and making recommendations to address stockholder proposals.

Our Nominating and Corporate Governance Committee consists of Bernard Puckett and Jon Leibowitz, each of whom is an independent director under Nasdaq’s listing standards. Jon Leibowitz serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Nominating and Corporate Governance Committee considers persons identified by its members, management, stockholders, investment bankers and others.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics for our directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which is available on BEN’s website https://beninc.ai/ under “Investors: Corporate Governance.” BEN will make a printed copy of the Code of Business Conduct and Ethics available to any stockholder who so requests. Requests for a printed copy may be directed to our Chief Executive Officer, Paul Chang at paul.chang@beninc.ai.

If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on BEN’s website at https://beninc.ai/. The information on this website is not part of this Annual Report on Form 10-K.

Insider Trading Policy

Our board of directors has adopted an insider trading policy governing the purchase, sale and/or other dispositions of its securities by directors, officers and certain employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy is available on BEN’s corporate website, https://beninc.ai/ under “Investors: Corporate Governance.”

Whistleblower Policy

Our board of directors has adopted a whistleblower policy to provide employees with a confidential and anonymous method for reporting concerns about the conduct of the Company or employees free from retaliation. Our whistleblower policy is available on BEN’s corporate website, https://beninc.ai/ under “Investors: Corporate Governance.”

Compensation Recovery Policy

Our board of directors has adopted a compensation recovery policy, which provides that in the event the Company is required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or the Company determines there has been a significant misconduct that causes financial or reputational harm, the Company shall recover a portion or all of any incentive compensation. Our compensation recovery policy is available on BEN’s corporate website, https://beninc.ai/ under “Investors: Corporate Governance.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Based solely on a review of copies of the reports filed with the SEC, or written representations from reporting persons that all reportable transactions were reported, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were timely met, except that in the last fiscal year, (i) Paul Chang filed one late report relating to one transaction; (ii) Tyler Luck and October 3rd Holdings, LLC jointly filed one late report relating to one transaction; (iii) Michael Zacharski filed one late report relating to two transactions; (iv) Christopher Gaertner filed one late report relating to two transactions; and (v) DHC Sponsor, LLC filed one late report relating to two transactions.

Item 11. Executive Compensation

We are an "emerging growth company," as defined in the JOBS Act, and are also a "smaller reporting company" under SEC rules. As such, we have opted to comply with the scaled executive compensation disclosure rules applicable to emerging growth companies and smaller reporting companies, which provide certain exemptions from various reporting requirements that are applicable to other public companies. Unless stated otherwise or the context otherwise requires, in this section the terms the "Company," "we," "us," "our," and "Prior BEN" refer to the Company prior to the Business Combination and the Company and its predecessors following the Business Combination.

Prior to the consummation of the Business Combination, we were a private company. As a result, the compensation awarded to, earned by, or paid to our directors and named executive officers for the fiscal years ended December 31, 2023 and 2024 was largely provided by and determined in accordance with policies and practices developed by our board of directors (the "Board") prior to the Business Combination. Compensation matters with respect to the post-Closing combined company have been and will be reviewed and implemented by the Board and/or by the Compensation Committee, as applicable.

Introduction

To achieve our goals, we have designed our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share its philosophy and desire to work towards achieving our goals. We believe our compensation program should promote our success and align executive incentives with the long-term interests of its stockholders. Our current compensation arrangements consist principally of a base salary, an annual cash incentive bonus and equity compensation, as described below.

The Board determines compensation of our executive officers. For the year ended December 31, 2024, our named executive officers ("Named Executive Officers" or "NEOs") were as follows:

●	Paul Chang, Chief Executive Officer
●	Michael Zacharski, former Chief Executive Officer
●	Bill Williams, former Chief Financial Officer
●	James Richard Howard, Chief Information and Data Officer
●	Tyler Luck, Chief Product Officer

This section provides an overview of our executive compensation arrangements with each named executive officer, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. This section may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2023 and 2024.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Paul Chang, Chief Executive Officer (3)	2024	$420,000	$250,250	(4)	$750,000	(5)	-		-		$1,420,250
	2023	$275,817	-		-		-		-		$275,817
Michael Zacharski, former Chief Executive Officer (6)	2024	$437,532	$250,000	(7)	$250,000	(8)	-		$91,667	(9)	$1,029,199
	2023	$206,250	-		-		$2,376,322	(10)	$176,000	(11)	$2,758,572
Bill Williams, former Chief Financial Officer (12)	2024	$458,334	$150,000	(13)	-		-		-		$608,334
	2023	$125,000	$250,000	(14)	-		$1,217,169	(15)	-		$1,592,169
James Richard Howard, Chief Information and Data Officer	2024	$350,000	-		-		-		-		$350,000
	2023	-	-		-		-		-		$-
Tyler Luck, Chief Product Officer and former principal executive officer (16)	2024	$167,160	$100,000	(17)	$12,840	(18)	-		$24,786	(19)	$304,786
	2023	$117,774	-		-		-		-		$117,774

(1)	The amounts reported in this column do not reflect the actual economic value realized by our named executive officers. In accordance with SEC rules, this column represents the aggregate grant date fair value of shares underlying stock awards, calculated based on the closing price of our common stock on the date of grant in accordance with ASC 718, with the exception that the amounts shown assume no forfeitures.

(2)
The amounts reported under "Option Awards" are the estimated grant date fair value of stock options granted during the fiscal years ended December 31, 2023 and 2024, with such amount as determined under the ASC 718, Compensation - Stock Compensation ("ASC 718"), with respect to accounting for stock-based compensation expense. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such awards. The assumptions made in computing the estimated fair value of such awards are disclosed in Note B of the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Effective May 7, 2023, Mr. Chang was hired as Global President of the Company, and on May 28, 2024, Mr. Chang was appointed Co-Chief Executive Officer. On August 22, 2024, Mr. Chang was appointed as Chief Executive Officer of the Company.

(4)	Includes a $250,000 cash bonus earned in connection with the closing of the Business Combination.

(5)	Consists of shares of Common Stock granted to Mr. Chang pursuant to the conversion of a portion of his cash bonus earned in connection with the closing of the Business Combination to Common Stock on May 13, 2024 at a price per share of $1.41.

(6)	On August 16, 2023, Mr. Zacharski was hired as Chief Executive Officer of the Company, and on May 28, 2024, Mr. Zacharski became Co-Chief Executive Officer. Mr. Zacharski resigned from his role, effective August 16, 2024.

(7)	Consists of a $250,000 cash bonus earned in connection with the closing of the Business Combination.

(8)	Consists of shares of Common Stock granted to Mr. Zacharski pursuant to the conversion of his cash bonus earned in connection with the closing of the Business Combination to Common Stock on at a price per share of $1.83.

(9)	Consists of $91,667 paid to Mr. Zacharski pursuant to the Separation Agreement

(10)	Reflects fully vested stock options issued to Mr. Zacharski pursuant to the 2021 Equity Incentive Plan (as defined below) for the acquisition of 5,000,000 shares of Common Stock.

(11)	Consists of $176,000 in consulting payments paid to M2M5 Consulting LLC, of which Mr. Zacharski is the sole owner, for services performed to advise and design a strategy for the Company.

(12)	On October 1, 2023, Mr. Williams was hired as Chief Financial Officer of the Company. Mr. Williams resigned from his role, effective December 1, 2024.

(13)	Consists of a $150,000 cash bonus earned in connection with the closing of the Business Combination.

(14)	Consists of a $250,000 annual cash bonus.

(15)	Reflects stock options issued to Mr. Williams pursuant to the 2021 Equity Incentive Plan for the acquisition of 1,000,000 shares of Common Stock vesting in 36 equal monthly increments beginning on November 26, 2024 through October 26, 2027.

(16)	In August 2023, Mr. Luck's position as a principal executive officer of the Company ceased upon the hiring of Mr. Zacharski, as Chief Executive Officer. As a result, Mr. Luck is no longer a principal executive officer of the Company. On March 14, 2024, Mr. Luck was appointed as Chief Product Officer.

(17)	Consists of a $100,000 cash bonus earned in connection with the closing of the Business Combination.

(18)	Consists of shares of restricted stock granted to Mr. Luck in connection with his election to convert a portion of earned salary to shares of Common Stock.

(19)	Consists of $24,786 received as a housing allowance.

Narrative Disclosure to Summary Compensation Table

Executive Employment Arrangements

We have entered into employment agreements with certain of our named executive officers that govern the terms of their continuing employment with us.

Agreements with Chief Executive Officer

On May 15, 2021, the Company entered into an advisory agreement with Mr. Paul Chang, its Global President, who became the President of the Company upon completion of the Business Combination. On May 28, 2024, Mr. Chang was appointed as Co-Chief Executive Officer of the Company and on August 22, 2024. Mr. Chang was appointed as Chief Executive Officer of the Company.

The Company entered into an employment agreement with Mr. Chang, effective May 7, 2023, and pursuant to its terms, Mr. Chang's base salary is $420,000. The term of Mr. Chang's employment agreement is three years, unless terminated earlier. Mr. Chang is eligible to receive an annual incentive bonus with a target equal to 50% of his year-end base salary for year one and the opportunity to earn a bonus equal to up to 100% of his then current base salary in each subsequent year, with the precise amount to be determined by the Board. Mr. Chang's employment agreement entitles Mr. Chang to participate in any bonus compensation plans that the Company may from time to time adopt for the benefit of management, along with any standard benefit plans available to similarly-situated employees. Each year, Mr. Chang is entitled to 30 days of paid time off, in addition to sick leave and regular holidays. If not used each year, or at the time his employment ends for any reason, Mr. Chang is entitled to payment for all unused vacation time. If Mr. Chang's employment is terminated by the Company without good cause or by Mr. Chang with good reason, he is entitled to receive his base salary through the end of the term of his employment agreement or his base salary for one year, whichever is greater, along with any unpaid vested options, equity or earned bonuses. Mr. Chang is also entitled to awards of fully vested options to purchase 100,000 additional shares of Common Stock on an annual basis during the three-year term of his employment agreement.

Mr. Chang entered into a post-merger employment agreement, which became effective upon the closing of the Business Combination, and governs the terms of Mr. Chang's employment following the closing of the Business Combination. Terms related to compensation under the post-merger employment agreement are substantially similar to those under his prior employment agreement with the Company, except that any stock options granted under this post-merger employment agreement are options to purchase shares of Common Stock rather than Prior BEN Common Stock and is subject to the terms of the 2023 LTIP. In addition, Mr. Chang was entitled to receive a cash bonus with a value of $1,000,000 in cash, stock or a combination of both cash and stock, in the Company's discretion, upon the closing of the Business Combination, provided the value of the Company at such time exceeded $100,000,000 (the "Chang Merger Bonus").

On April 22, 2024, Mr. Chang entered into an amendment to his post-merger employment agreement (the "Chang Amendment") that provided for the payment of the Chang Merger Bonus in the form of (i) a cash payment equal to $250,000.00, and (ii) a fully vested award of 531,915 shares of restricted stock granted on May 13, 2024, and subject to the terms and conditions of the 2023 LTIP and the Company's form of restricted stock grant agreement.

Agreements with Former Chief Executive Officer

The Company entered into an employment agreement with Mr. Zacharski effective August 16, 2023. Pursuant to its terms, Mr. Zacharski's base salary was $550,000, and he was eligible to receive a discretionary cash bonus based on annual performance metrics. The employment agreement entitled Mr. Zacharski to participate in any bonus compensation plans that the Company may from time to time adopt for the benefit of management, along with any standard benefit plans available to similarly-situated employees. The employment agreement entitled Mr. Zacharski to participate in any bonus compensation plans that the Company may from time to time adopt for the benefit of management, along with any standard benefit plans available to similarly-situated employees. Each year, Mr. Zacharski was entitled to 30 days of paid time off, in addition to sick leave and regular holidays. If not used each year, or at the time his employment ends for any reason, Mr. Zacharski was entitled to payment for all unused vacation time. If Mr. Zacharski's employment was terminated by the Company without good cause or by Mr. Zacharski with good reason, he was entitled to receive his base salary through the end of the term of the employment agreement or his base salary for one year, whichever is greater, along with any unpaid vested options, equity or earned bonuses.

Mr. Zacharski's employment agreement provided for a post-merger employment agreement, which became effective upon the closing of the Business Combination, and governed the terms of Mr. Zacharski's employment with the Company following the closing of the Business Combination. Terms related to compensation under the post-merger employment agreement are substantially similar to those under his prior employment agreement with the Company, except that any stock options granted under the post-merger employment agreement were options to purchase shares of Common Stock rather Prior BEN Common Stock and were subject to the terms of the executive equity compensation plan adopted in connection with the Business Combination. In addition, Mr. Zacharski was entitled to receive a cash bonus equal to $500,000 upon the successful closing of the Business Combination (the "Zacharski Merger Bonus").

On April 22, 2024, Mr. Zacharski entered into an amendment to his post-merger employment agreement (the "First Zacharski Amendment") that extended the timing for the payment of the Zacharski Merger Bonus to provide that (i)

50% of the Zacharski Merger Bonus be payable by April 30, 2024; and (ii) 50% of the Zacharski Merger Bonus be payable by September 30, 2024, but in no event later than December 31, 2024.

Effective June 28, 2024, the Company entered into a Second Amendment to that Certain Employment Agreement, dated March 14, 2024 by and between the Company and Michael Zacharski (the "Second Zacharski Amendment"). The Second Zacharski Amendment amended the terms of the Zacharski Merger Bonus to provide that Mr. Zacharski was entitled to receive a vested bonus equal to $0.5 million with (i) 50% of the Zacharski Merger Bonus payable in the form of the number of fully-vested restricted shares of the Company's Common Stock, and (ii) the remaining 50% of the bonus payable in cash to Mr. Zacharski by September 30, 2024 or upon the completion of an acquisition by the Company, whichever is earlier, but in no event later than December 31, 2024. In addition, the Second Zacharski Amendment modified Mr. Zacharski's professional duties, effective June 24, 2024, such that Mr. Zacharski shall serve as the Company's Co-Chief Executive Officer with responsibilities, duties and authority limited solely to providing strategic advice to the Company related to potential acquisitions and related transactions, reporting directly to the Board of the Company. Effective June 28, 2024, the Company entered into an amendment to that certain Option Agreement, dated March 15, 2023, by and between the Company and Michael Zacharski, to extend Mr. Zacharski's option exercise period until the end of its maximum ten-year term, March 15, 2033 (the "Option Agreement Amendment").

On August 22, 2024 (the "Separation Date"), Mr. Zacharski resigned as Co-Chief Executive Officer of the Company and as a member of the Board. In connection with Mr. Zacharski's resignation, the Company and Mr. Zacharski entered into a Separation and Release Agreement (the "Separation Agreement"), pursuant to which Mr. Zacharski was entitled to receive (i) any unpaid base salary earned and accrued through the Separation Date; (ii) any accrued, unused vacation as of the Separation Date; (iii) a cash bonus equaling $250,000, which represents 50% of the Zacharski Merger Bonus; and (iv) any vested benefits under the Company's employee benefits plan(s), within the time-period required by applicable law or the parties' agreement. In addition, Mr. Zacharski was entitled to a cash separation payment equal to $91,666.67, less all applicable payroll withholdings and deductions, payable in substantially equal installments in accordance with the Company's normal payroll practices. Mr. Zacharski's resignation as a director was not the result of any disagreement with the Company or its management on any matter relating to the Company's operations, policies, or practices. Upon effectiveness of the Separation Agreement, the Company's obligations under Mr. Zacharski's existing employment agreements were automatically terminated. In addition, the Company and Mr. Zacharski entered into an amendment to his existing Option Agreement, dated March 15, 2023, as amended by that certain first amendment to Option Agreement, dated June 28, 2024, and the corresponding stock option grant notice (the "Second Option Agreement Amendment"), to (i) provide for the forfeiture of 1,012,875 of Mr. Zacharski's options to purchase shares of Common Stock of the Company; and (ii) reduce the exercise period of Mr. Zacharski's 337,625 remaining options to the date that is three (3) years immediately following the Separation Date.

Agreement with Former Chief Financial Officer

On September 7, 2023, the Company entered into an employment agreement with Mr. Williams, its Chief Financial Officer, effective October 1, 2023. Pursuant to its terms, Mr. Williams' base salary was $500,000, and he was eligible to receive a discretionary cash bonus based on annual performance metrics. In 2023, Mr. Williams' was entitled to receive a cash bonus not be less than $250,000, payable on or before February 15, 2024 (the "2023 CFO Bonus"), so long as Mr. Williams is not terminated for good cause and does not provide notice of resignation without good reason prior to such date. Mr. Williams was entitled to 30 days of paid time off, in addition to sick leave and regular holidays. If not used each year, or at the time his employment ends for any reason, Mr. Williams was entitled to payment for all unused vacation time. Mr. Williams' employment agreement entitled Mr. Williams to participate in any employee benefit plans available to employees of the Company.

Mr. Williams entered into a post-merger employment agreement, which became effective upon the closing of the Business Combination and governed the terms of Mr. William's employment as Chief Financial Officer of the Company following the closing of the Business Combination. Terms related to compensation under the post-merger employment agreement are substantially similar to those under his prior employment agreement with the Company, except that any stock options granted under this post-merger employment agreement were options to purchase shares of Common Stock rather than Prior BEN Common Stock and were subject to the terms of the executive equity compensation plan adopted in connection with the Business Combination. In addition, Mr. Williams was entitled to receive a bonus upon the closing of the Business Combination in the amount of $150,000 (the "Williams Merger Bonus") so long as Mr. Williams is not terminated for good cause and does not provide notice of resignation without good reason prior to such date.

On March 14, 2024, Mr. Williams entered into an amendment to his post-merger employment agreement (the "Williams Amendment") that extended the timing for the payment of the 2023 CFO Bonus to be payable no later March 15, 2024. In addition, the Williams Amendment extended the timing for the payment of the Williams Merger Bonus to be payable no later than August 1, 2024.

On November 1, 2024, Mr. Williams, tendered his resignation as Chief Financial Officer of the Company, effective December 1, 2024. Following his resignation and pursuant to his employment agreement, Mr. Williams' shall be paid within the period of time required under applicable law all accrued but unpaid compensation owed to Mr. Williams by the Company as of the date of termination, as well as such other earned payments or vested benefits to which Mr. Williams is entitled pursuant to any of the Company's employee benefit plans pursuant to the terms thereof.

Agreements with Chief Product Officer

The Company entered into an employment agreement with Mr. Luck, effective May 31, 2023, and pursuant to its terms, Mr. Luck's base salary is $180,000. The term of Mr. Luck's employment agreement is three years, unless terminated upon the earlier of the closing of the Business Combination or June 1, 2026. Mr. Luck is eligible to receive a discretionary cash bonus in an amount to be determined by the Board or the Compensation Committee thereunder. Mr. Luck's employment agreement entitles Mr. Luck to participate in any bonus compensation plans that the Company may from time to time adopt for the benefit of management, along with any standard benefit plans available to similarly-situated employees. Each year, Mr. Luck is entitled to 30 days of paid time off, in addition to sick leave and regular holidays. If not used each year, or at the time his employment ends for any reason, Mr. Luck is entitled to payment for all unused vacation time. If Mr. Luck's employment is terminated by the Company without good cause or by Mr. Luck with good reason, he is entitled to receive his base salary through the end of the term of his employment agreement or his base salary for one year, whichever is greater, along with any unpaid vested options, equity or earned bonuses. Mr. Luck is also entitled to awards of fully vested options to purchase 100,000 shares of Common Stock on an annual basis during the three-year term of his employment agreement.

Mr. Luck entered into a post-merger employment agreement, which became effective upon the closing of the Business Combination, and governs the terms of Mr. Luck's employment as Chief Product Officer of the Company following the closing of the Business Combination. Terms related to compensation under the post-merger employment agreement are substantially similar to those under his prior employment agreement with the Company, except that any stock options granted under this post-merger employment agreement are options to purchase shares of Common Stock rather than Prior BEN Common Stock and is subject to the terms of the 2023 LTIP. In addition, Mr. Luck received a bonus of $100,000 upon the consummation of the Business Combination.

Agreements with Chief Information and Data Officer

In November 13, 2023, Mr. Howard was hired as the Company's Chief Information and Data Officer, and is paid a base salary is $350,000. Mr. Howard is eligible to receive a bonus of up to 50% of his base salary, with a potential bonus of 100% his base salary based on additional performance metrics to be established by the Compensation Committee. Mr. Howard is eligible to participate in the Company's 2023 LTIP. In addition, based on certain performance metrics to be determined by the Board, Mr. Howard is eligible receive an annual bonus of restricted stock in the aggregate value of up to $500,000, pursuant to the 2023 LTIP. Mr. Williams was entitled to 30 days of paid time off, in addition to sick leave and regular holidays. Each year, Mr. Howard is entitled to 20 days of paid time off, in addition to sick leave and regular holidays. If Mr. Howard's employment is terminated by the Company, unless for cause or if Mr. Howard resigns from his position, he is entitled to receive one-half of his annual base salary.

Outstanding Equity Awards At 2024 Fiscal Year End

The following table lists the outstanding equity awards held by the named executive officers as of December 31, 2024.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable		Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Michael Zacharski	337,625	(1)	337,625	$3.7	August 16, 2027
Bill Williams	7,502	(2)	7,502	$8.11	March 1, 2025	(3)

(1)	Consists of fully vested stock options issued to Mr. Zacharski pursuant to the 2021 Equity Incentive Plan.

(2)	Consists of options that vested on November 26, 2024.

(3)	Mr. Williams resigned from his role as Chief Financial Officer, effective December 1, 2024. Mr. Williams stock option award agreement provides that his options expire three months after the termination of his continuous service with the Company.

Equity Compensation Plan Information

2021 Equity Incentive Plan

In 2021, the Board adopted, and the Company's stockholders approved, the 2021 Equity Incentive Plan. The following describes the material terms of the 2021 Equity Incentive Plan. In connection with the Closing of the Business Combination, the 2021 Equity Incentive Plan and all outstanding awards under the 2021 Equity Incentive Plan were assumed by the Company, and the 2021 Equity Incentive Plan was terminated with respect to future awards. Forfeitures of awards under the 2021 Equity Incentive Plan are automatically added to the pool of shares available for issuance under the 2023 LTIP. Upon Closing, each Stock Award (as defined below) was adjusted in accordance with the Exchange Ratio (as defined herein).

Grants, Generally. The 2021 Equity Incentive Plan provides both for the direct award or sale of shares and the grant of incentive stock options ("ISOs"), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards (together, the "Stock Awards"). Employees, directors and consultants of t are he Company eligible to receive Stock Awards.

The maximum number of shares of Common Stock that could have been issued over the term of the 2021 Equity Incentive Plan is 2,701,000 shares. As of December 31, 2024, stock options to purchase 1,386,400 shares of Common Stock with a weighted-average exercise price of $4.90 per share were outstanding under the 2021 Equity Incentive Plan. As of December 31, 2024, there were no outstanding awards under the 2021 Equity Incentive Plan, other than these options.

Administration. The Board, or a committee with authority delegated by the Board, administers the 2021 Equity Incentive Plan. Subject to the terms of the 2021 Equity Incentive Plan, the administrator has the power to determine: who will be granted Stock Awards; when and how each Stock Award will be granted; what type of Stock Award will be granted; the provisions of each Stock Award (which need not be identical), including when a person will be permitted to exercise or otherwise receive cash or Common Stock under the Stock Award; the number of shares of Common Stock subject to a Stock Award; and the fair market value applicable to a Stock Award. The administrator also has the authority to accelerate the time(s) at which an award may vest or be exercised, and to construe, interpret, and settle all controversies regarding the terms of the 2021 Equity Incentive Plan and awards granted thereunder.

Options. The Company's employees and service providers are eligible to receive stock options pursuant to the 2021 Equity Incentive Plan. See the "Outstanding Equity Awards at 2024 Fiscal Year End" table below for further information about the Company's named executive officer's outstanding options as of December 31, 2024.

The exercise price per share of options granted under the 2021 Equity Incentive Plan must be at least 100% of the fair market value per share of Common Stock on the grant date. Subject to the provisions of the 2021 Equity Incentive Plan, the administrator determines the other terms of options, including any vesting and exercisability requirements, the method of payment of the option exercise price, and the option expiration date, among other determinations.

Changes to Capital Structure; Corporate Transactions. In the event of certain changes to the Company's capital structure, such as a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration, appropriate adjustments will be made to (i) the class(es) and maximum number of securities subject to the 2021 Equity Incentive Plan, (ii) the class(es) and maximum number of securities that may be issued pursuant to the exercise of ISOs, and (iii) the class(es) and number of securities and price per share of stock subject to outstanding Stock Awards. In the event the Company is party to a "Corporate Transaction" or "Change in Control" (as each is defined in the 2021 Equity Incentive Plan), the Board may take one or more of the following actions with respect to Stock Awards, contingent upon the closing or completion of the transaction in question:

(i) arrange for the surviving corporation or acquiring corporation (or the surviving or acquiring corporation's parent company) to assume or continue the Stock Award or to substitute a similar stock award for the Stock Award (including, but not limited to, an award to acquire the same consideration paid to the stockholders of the Company pursuant to the transaction);

(ii) arrange for the assignment of any reacquisition or repurchase rights held by the Company in respect of Common Stock issued pursuant to the Stock Award to the surviving corporation or acquiring corporation (or the surviving or acquiring corporation's parent company);

(iii) accelerate the vesting, in whole or in part, of the Stock Award (and, if applicable, the time at which the Stock Award may be exercised) to a date prior to the effective time of such transaction as the Board determines (or, if the Board does not determine such a date, to the date that is five (5) days prior to the effective date of the transaction), with such Stock Award terminating if not exercised (if applicable) at or prior to the effective time of the transaction; provided, however, that the Board may require participants under the 2021 Equity Incentive Plan to complete and deliver to the Company a notice of exercise before the effective date of a transaction, which exercise is contingent upon the effectiveness of such transaction;

(iv) arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by the Company with respect to the Stock Award;

(v) cancel or arrange for the cancellation of the Stock Award, to the extent not vested or not exercised prior to the effective time of the transaction, in exchange for such cash consideration, if any, as the Board, in its sole discretion, may consider appropriate; and

(vi) make a payment, in such form as may be determined by the Board equal to the excess, if any, of (A) the value of the property the participant to the 2021 Equity Incentive Plan would have received upon the exercise of the Stock Award immediately prior to the effective time of the transaction, over (B) any exercise price payable by such holder in connection with such exercise. For clarity, this payment may be zero ($0) if the value of the property is equal to or less than the exercise price. Payments may be delayed to the same extent that payment of consideration to the holders of Common Stock in connection with the transaction is delayed as a result of escrows, earn outs, holdbacks or any other contingencies.

Plan Amendment or Termination. The Board may amend, modify, or terminate the 2021 Equity Incentive Plan at any time, although such change may not materially and adversely affect a participant's rights under an outstanding award without the participant's written consent.

2023 LTIP

Summary and Purpose. On the Closing Date, Brand Engagement Network Inc. 2023 Long-Term Incentive Plan (the "2023 LTIP") became effective (the "Effective Date"). The 2023 LTIP was approved by DHC's stockholders at the Special Meeting. The purpose of the 2023 LTIP is to attract and retain the services of key employees, key contractors, and non-employee directors of the Company and its subsidiaries and to provide such persons with a proprietary interest in the Company through the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, performance goals, tandem awards, prior plan awards, and other awards, whether granted singly, or in combination, or in tandem, that will (i) increase the interest of such persons in the Company's welfare, (ii) furnish an incentive to such persons to continue their services for the Company or its subsidiaries, and (iii) provide a means through which the Company may attract and retain able persons as employees, contractors, and non-employee directors. Employees, officers, contractors, any non-employee director of the Board are eligible to receive awards under the 2023 LTIP. The 2023 LTIP is administered by the Board or its designees, referred to herein as the "plan administrator". The plan administrator has the authority to take all actions and make all determinations under the 2023 LTIP, to interpret the 2023 LTIP and award agreements and to adopt, amend and repeal rules for the administration of the 2023 LTIP as it deems advisable. The plan administrator also has the authority to grant awards, to determine which eligible service providers receive awards, and to set the terms and conditions of all awards under the 2023 LTIP, including any vesting and vesting acceleration provisions, subject to the conditions and limitations in the 2023 LTIP.

Share Authorization. Subject to certain adjustments and any increase by any Prior Plan Awards (as defined below) eligible for reuse as described below, the aggregate number of shares of our Common Stock issuable under the 2023 LTIP in respect of awards is equal to 5% of the aggregate number of shares issued and outstanding determined as of the Effective Date, which as of such date was 2,942,245 shares of Common Stock, of which 100% of the available shares may be delivered pursuant to incentive stock options (the "ISO Limit"). Notwithstanding the foregoing, subject to approval by the Board, on the first trading date of each calendar year (the "Adjustment Date"), the number of shares of our Common Stock available under the 2023 LTIP may be increased by up to an additional 5% of the total number of shares issued and outstanding, as determined as of the Adjustment Date, provided, however, in no event shall the authorized shares available for awards under the 2023 Plan ever exceed 15% of the total number of shares of our Common Stock issued and outstanding, determined as of the Effective Date, provided, further, however, that no such adjustment shall have any effect on, or otherwise change the ISO Limit, except for any adjustments summarized below. Shares to be issued may be made available from authorized but unissued Common Stock, Common Stock held by the Company in its treasury, or Common

Stock purchased by the Company on the open market or otherwise. During the term of the 2023 LTIP, the Company will at all times reserve and keep enough Common Stock available to satisfy the requirements of the 2023 LTIP.

The term "Prior Plan Awards" means (a) any awards under the 2021 Equity Incentive Plan that are outstanding on the Effective Date, and that on or after the Effective Date, are forfeited, expire or are canceled; and (b) any shares subject to awards relating to Common Stock under the 2021 Equity Incentive Plan that, on or after the Effective Date are settled in cash.

Reuse of Shares. To the extent that any award under the 2023 LTIP or any Prior Plan Award is cancelled, forfeited or expires, in whole or in part, the shares subject to such forfeited, expired or cancelled award may again be awarded under the 2023 LTIP. Awards that may be satisfied either by the issuance of Common Stock or by cash or other consideration shall be counted against the maximum number of shares of Common Stock that may be issued under the 2023 LTIP only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of Common Stock. Common stock otherwise deliverable pursuant to an award that are withheld upon exercise or vesting of an award for purposes of paying the exercise price or tax withholdings shall be treated as delivered to the participant and shall be counted against the maximum number of available shares. Awards will not reduce the number of shares of Common Stock that may be issued, however, if the settlement of the award will not require the issuance of Common Stock. Only shares forfeited back to the Company, shares cancelled on account of termination, or expiration or lapse of an award, shall again be available for grant of incentive stock options under the 2023 LTIP, but shall not increase the maximum number of shares described above as the maximum number of shares of Common Stock that may be delivered pursuant to incentive stock options.

Administration. Subject to the terms of the 2023 LTIP, the 2023 LTIP shall be administered by the Board, or such committee of the Board as is designated by the Board to administer the Plan (the "Committee"). Membership on the Committee shall be limited to "non-employee directors" in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2023 LTIP. The Committee will determine the persons to whom awards are to be made in accordance with applicable law, determine the type, size and terms of awards in accordance with applicable law, interpret the 2023 LTIP, establish and revise rules and regulations relating to the 2023 LTIP, settle all controversies regarding the 2023 LTIP and awards, accelerate the vesting of awards, approve forms of award agreements, and make any other determinations that it believes necessary for the administration of the 2023 LTIP.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or its subsidiaries whose judgment, initiative and efforts contributed to or may be expected to contribute to the successful performance of the Company are eligible to participate in the 2023 LTIP. As of March 27, 2025, the Company (including its subsidiaries) had approximately 36 employees and 5 independent contractors. The Committee shall, in its sole discretion, select the employees, contractors, and non-employee directors who will participate in the 2023 LTIP in order to attract, reward and retain top performers and key management.

Financial Effect of Awards. The Company will receive no monetary consideration for the granting of awards under the 2023 LTIP, unless otherwise provided when granting restricted stock or restricted stock units. The Company will receive no monetary consideration other than the option price for Common Stock issued to participants upon the exercise of their stock options, and the Company will receive no monetary consideration upon the exercise of stock appreciation rights.

Stock Options. The Committee may grant either incentive stock options qualifying under Section 422 of the Internal Revenue Code, as amended (the "Code") or non-qualified stock options, provided, that only employees of the Company and its subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive incentive stock options. Stock options may not be granted with an option price less than 100% of the fair market value of a common share on the date the stock option is granted. If an incentive stock option is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary), the option price shall be at least 110% of the fair market value of a common share on the date of grant. The Committee will determine the terms of each stock option at the time of grant, including without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally are fixed by the Committee, except that the Committee may not grant stock options with a term exceeding 10 years or, in the case of an incentive stock option granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of Common Stock (or of any parent or subsidiary), five years.

Recipients of stock options may pay the option exercise price (i) in cash, check, bank draft or money order payable to the order of the Company, (ii) by delivering to Common Stock (including restricted stock) already owned by the participant having a fair market value equal to the aggregate option exercise price, provided, that the participant has not acquired such stock within six months prior to the date of exercise, (iii) by delivering to the Company or its designated agent an executed irrevocable option exercise form together with irrevocable instructions from the participant to a broker or dealer, reasonably acceptable to the Company, to sell certain of the Common Stock purchased upon the exercise of the option or to pledge such shares to the broker as collateral for a loan from the broker and to deliver to the Company the amount of sale or loan proceeds necessary to pay the purchase price, (iv) by requesting the Company to withhold the number of shares otherwise deliverable upon exercise of the stock option by the number of shares of Common Stock having an aggregate fair market value equal to the aggregate exercise price at the time of exercise (i.e., a cashless net exercise), and (v) by any other form of valid consideration that is acceptable to the Committee in its sole discretion.

Stock Appreciation Rights. The Committee is authorized to grant stock appreciation rights ("SARs") as a stand-alone award (or freestanding SARs), or in conjunction with stock options granted under the 2023 LTIP (or tandem SARs). A SAR is the right to receive an amount equal to the excess of the fair market value of a common share on the date of exercise over the exercise price. The exercise price may be equal to or greater than the fair market value of a common share on the date of grant. The Committee, in its sole discretion, may place a ceiling on the amount payable on the exercise of a SAR, but any such limitation shall be specified at the time the SAR is granted. A SAR granted in tandem with a stock option will require the holder, upon exercise, to surrender the related stock option with respect to the number of shares as to which the SAR is exercised. The Committee will determine the terms of each SAR at the time of the grant, including without limitation, the methods by or forms in which the value will be delivered to participants (whether made in Common Stock, in cash or in a combination of both). The maximum term of each SAR, the times at which each SAR will be exercisable, and provisions requiring forfeiture of unexercised SARs at or following termination of employment or service generally are fixed by the Committee, except that no freestanding SAR may have a term exceeding 10 years and no tandem SAR may have a term exceeding the term of the option granted in conjunction with the tandem SAR.

Restricted Stock and Restricted Stock Units. The Committee is authorized to grant restricted stock and restricted stock units. Restricted stock consists of shares that are transferred or sold by the Company to a participant but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant. Restricted stock units are the right to receive Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Committee, which include substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The Committee determines the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units will be made, the number of shares or units to be granted, the price to be paid, if any, the time or times within which the shares covered by such grants will be subject to forfeiture, the time or times at which the restrictions will terminate, and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of performance goals (as described below), continuous service with the Company, the passage of time or other restrictions or conditions.

Performance Awards. The Committee may grant performance awards payable in cash, Common Stock, or a combination thereof at the end of a specified performance period. Payment will be contingent upon achieving pre-established performance goals (as described below) by the end of the performance period. The Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2023 LTIP, and to the extent an award is subject to Section 409A of the Code, are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or guidance. With respect to a performance award, if the Committee determines in its sole discretion that the established performance measures or objectives are no longer suitable because of a change in the Company's business, operations, corporate structure, or for other reasons that the Committee deems satisfactory, the Committee may modify the performance measures or objectives and/or the performance period.

Dividend Equivalent Rights. The Committee may grant a dividend equivalent right either as a component of another award or as a separate award, provided, that dividend equivalent rights may not be granted as a component of SARs or stock options. The terms and conditions of the dividend equivalent right shall be specified by the grant. Dividend equivalents credited to the holder of a dividend equivalent right shall be paid only as the applicable award vests or may be deemed to be reinvested in additional Common Stock. Any such reinvestment shall be at the fair market value at the time thereof. Dividend equivalent rights may be settled in cash or Common Stock.

Other Awards. The Committee may grant other forms of awards payable in cash or Common Stock if the Committee determines that such other form of award is consistent with the purpose and restrictions of the 2023 LTIP. The terms and conditions of such other form of award shall be specified by the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified by the grant.

Performance Goals. Awards (whether relating to cash or Common Stock) under the 2023 LTIP may be made subject to the attainment of performance goals relating to one or more business criteria, and may consist of one or more or any combination of the following criteria: cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of the Company's Common Stock; return on assets, equity or stockholders' equity; market share; inventory levels, inventory turn or shrinkage; total return to stockholders; or any other criteria determined by the Committee ("Performance Criteria"). Any Performance Criteria may be used to measure the performance of the Company as a whole or any business unit of the Company and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) events that are of an unusual nature or indicate infrequency of occurrence, (ii) gains or losses on the disposition of a business, (iii) changes in tax or accounting regulations or laws, (iv) the effect of a merger or acquisition, as identified in the Company's quarterly and annual earnings releases, or (v) other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with the Company's financial statements, under generally accepted accounting principles, or under a methodology established by the Committee prior to the issuance of an award which is consistently applied and identified in the audited financial statements, including footnotes, or the Compensation Discussion and Analysis section of the Company's annual report.

Vesting of Awards; Forfeiture; Assignment. The Committee, in its sole discretion, may establish the vesting terms applicable to an award, subject in any case to the terms of the 2023 LTIP. The Committee may impose on any award, at the time of grant or thereafter, such additional terms and conditions as the Committee determines, including terms requiring forfeiture of awards in the event of a participant's termination of service. The Committee will specify the circumstances under which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise established by the Committee in the award agreement setting forth the terms, restricted stock will be forfeited upon a participant's termination of service during the applicable restriction period.

Assignability. Awards granted under the 2023 LTIP generally are not assignable or transferable except by will or by the laws of descent and distribution, except that the Committee may, in its discretion and pursuant to the terms of an award agreement, permit certain transfers of awards to: (i) the spouse (or former spouse), children or grandchildren of the participant ("Immediate Family Members"); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (1) such Immediate Family Members and/or (2) entities which are controlled by the participant and/or Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided, that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such award is granted must be approved by the Committee and must expressly provide for such transferability and (z) subsequent transfers of transferred awards shall be prohibited except those by will or the laws of descent and distribution.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution, recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of the Common Stock or other securities of the Company, issuance of warrants or other rights to purchase Common Stock or other securities of the Company, or other similar corporate transaction or event affects the fair value of an award, then the Committee shall adjust any or all of the following so that the fair value of the award immediately after the transaction or event is equal to the fair value of the award immediately prior to the transaction or event (i) the number of shares and type of Common Stock (or the securities or property) which thereafter may be made the subject of awards, (ii) the number of shares and type of Common Stock (or other securities or property) subject to outstanding awards, (iii) the option price of each outstanding award, (iv) the amount, if any, the Company pays for forfeited Common Stock in accordance with the terms of the 2023 LTIP, and (vi) the number of or exercise price of Common Stock then subject to outstanding SARs previously granted and unexercised under the 2023 LTIP to the end that the same proportion of the Company's issued and outstanding Common Stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided, however, that the number of Common Stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2023 LTIP or any stock option to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which the Company is subject.

Amendment or Discontinuance of the 2023 LTIP. The Board may, at any time and from time to time, without the consent of the participants, alter, amend, revise, suspend or discontinue the 2023 LTIP in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the 2023 LTIP and any awards under the 2023 LTIP to continue to comply with Sections 421 and 422 of the Code (including any successors to such Sections, or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which the Company's stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of the

Company's stockholders entitled to vote on the amendment; and (ii) unless required by law, no action by the Board regarding amendment or discontinuance of the 2023 LTIP may adversely affect any rights of any participants or obligations of the Company to any participants with respect to any outstanding award under the 2023 LTIP without the consent of the affected participant.

No Repricing of Stock Options or SARs. The Committee may not, without the approval of the Company's stockholders, "reprice" any stock option or SAR. For purposes of the 2023 LTIP, "reprice" means any of the following or any other action that has the same effect: (i) amending a stock option or SAR to reduce its exercise price or base price, (ii) canceling a stock option or SAR at a time when its exercise price or base price exceeds the fair market value of a common share in exchange for cash or a stock option, SAR, award of restricted stock or other equity award with an exercise price or base price less than the exercise price or base price of the original stock option or SAR, or (iii) taking any other action that is treated as a repricing under generally accepted accounting principles, provided, that nothing shall prevent the Committee from (x) making adjustments to awards upon changes in capitalization; (y) exchanging or cancelling awards upon a merger, consolidation, or recapitalization, or (z) substituting awards for awards granted by other entities, to the extent permitted by the 2023 LTIP.

Recoupment for Restatements. The Committee may recoup all or any portion of any shares or cash paid to a participant in connection with an award, in the event of a restatement of the Company's financial statements as set forth in the Company's clawback policy, if any, approved by the Board from time to time.

Federal Income Tax Consequences. The following is a brief summary of certain federal income tax consequences relating to the transactions described under the 2023 LTIP as set forth below. This summary does not purport to address all aspects of federal income taxation and does not describe state, local or foreign tax consequences. This discussion is based upon provisions of the Code and the treasury regulations issued thereunder, and judicial and administrative interpretations under the Code and treasury regulations, all as in effect as of March 27, 2025, and all of which are subject to change (possibly on a retroactive basis) or different interpretation.

Law Affecting Deferred Compensation. In 2004, Section 409A was added to the Code to regulate all types of deferred compensation. If the requirements of Section 409A of the Code are not satisfied, deferred compensation and earnings thereon will be subject to tax as it vests, plus an interest charge at the underpayment rate plus 1% and a 20% penalty tax. Certain performance awards, stock options, stock appreciation rights, restricted stock units and certain types of restricted stock are subject to Section 409A of the Code.

Incentive Stock Options. A participant will not recognize income at the time an incentive stock option is granted. When a participant exercises an incentive stock option, a participant also generally will not be required to recognize income (either as ordinary income or capital gain). However, to the extent that the fair market value (determined as of the date of grant) of the Common Stock with respect to which the participant's incentive stock options are exercisable for the first time during any year exceeds $100,000, the incentive stock options for the Common Stock over $100,000 will be treated as non-qualified stock options, and not incentive stock options, for federal tax purposes, and the participant will recognize income as if the incentive stock options were non-qualified stock options. In addition to the foregoing, if the fair market value of the Common Stock received upon exercise of an incentive stock option exceeds the exercise price, then the excess may be deemed a tax preference adjustment for purposes of the federal alternative minimum tax calculation. The federal alternative minimum tax may produce significant tax repercussions depending upon the participant's particular tax status.

The tax treatment of any Common Stock acquired by exercise of an incentive stock option will depend upon whether the participant disposes of his or her shares prior to two years after the date the incentive stock option was granted or one year after the Common Stock were transferred to the participant (referred to as the "Holding Period"). If a participant disposes of Common Stock acquired by exercise of an incentive stock option after the expiration of the Holding Period, any amount received in excess of the participant's tax basis for such shares will be treated as short-term or long-term capital gain, depending upon how long the participant has held the Common Stock. If the amount received is less than the participant's tax basis for such shares, the loss will be treated as short-term or long-term capital loss, depending upon how long the participant has held the shares.

If the participant disposes of Common Stock acquired by exercise of an incentive stock option prior to the expiration of the Holding Period, the disposition will be considered a "disqualifying disposition." If the amount received for the Common Stock is greater than the fair market value of the Common Stock on the exercise date, then the difference between the incentive stock options exercise price and the fair market value of the Common Stock at the time of exercise will be treated as ordinary income for the tax year in which the "disqualifying disposition" occurs. The participant's basis in the Common Stock will be increased by an amount equal to the amount treated as ordinary income due to such "disqualifying disposition." In addition, the amount received in such "disqualifying disposition" over the participant's increased basis in the Common Stock will be treated as capital gain. However, if the price received for Common Stock acquired by exercise of an incentive stock option is less than the fair market value of the Common Stock on the exercise date and the disposition is a transaction in which the participant sustains a loss which otherwise would be recognizable under the Code, then the amount of ordinary income that the participant will recognize is the excess, if any, of the amount realized on the "disqualifying disposition" over the basis of the Common Stock.

Non-qualified Stock Options. A participant generally will not recognize income at the time a non-qualified stock option is granted. When a participant exercises a non-qualified stock option, the difference between the option price and any higher market value of the Common Stock on the date of exercise will be treated as compensation taxable as ordinary income to the participant. The participant's tax basis for Common Stock acquired under a non-qualified stock option will be equal to the option price paid for such Common Stock, plus any amounts included in the participant's income as compensation. When a participant disposes of Common Stock acquired by exercise of a non-qualified stock option, any amount received in excess of the participant's tax basis for such shares will be treated as short-term or long-term capital gain, depending upon how long the participant has held the Common Stock. If the amount received is less than the participant's tax basis for such shares, the loss will be treated as short-term or long-term capital loss, depending upon how long the participant has held the shares.

Special Rule if Option Price is Paid for in Common Stock. If a participant pays the option price of a non-qualified stock option with previously-owned shares of Common Stock and the transaction is not a disqualifying disposition of Common Stock previously acquired under an incentive stock option, the Common Stock received equal to the number of shares surrendered are treated as having been received in a tax-free exchange. The participant's tax basis and holding period for the Common Stock received will be equal to the participant's tax basis and holding period for the Common Stock surrendered. The Common Stock received in excess of the number of shares surrendered will be treated as compensation taxable as ordinary income to the participant to the extent of their fair market value. The participant's tax basis in the Common Stock will be equal to their fair market value on the date of exercise, and the participant's holding period for such shares will begin on the date of exercise.

If the use of previously acquired Common Stock to pay the exercise price of a non-qualified stock option constitutes a disqualifying disposition of Common Stock previously acquired under an incentive stock option, the participant will have ordinary income as a result of the disqualifying disposition in an amount equal to the excess of the fair market value of the Common Stock surrendered, determined at the time such Common Stock were originally acquired on exercise of the incentive stock option, over the aggregate option price paid for such Common Stock. As discussed above, a disqualifying disposition of Common Stock previously acquired under an incentive stock option occurs when the participant disposes of such shares before the end of the Holding Period. The other tax results from paying the exercise price with previously owned shares are as described above, except that the participant's tax basis in the Common Stock that are treated as having been received in a tax-free exchange will be increased by the amount of ordinary income recognized by the participant as a result of the disqualifying disposition.

Restricted Stock. A participant who receives restricted stock generally will recognize as ordinary income the excess, if any, of the fair market value of the Common Stock granted as restricted stock at such time as the Common Stock are no longer subject to forfeiture or restrictions, over the amount paid, if any, by the participant for such Common Stock. However, a participant who receives restricted stock may make an election under Section 83(b) of the Code within 30 days of the date of transfer of the Common Stock to recognize ordinary income on the date of transfer of the Common Stock equal to the excess of the fair market value of such shares (determined without regard to the restrictions on such Common Stock) over the purchase price, if any, of such shares. If a participant does not make an election under Section 83(b) of the Code, then the participant will recognize as ordinary income any dividends received with respect to such Common Stock. At the time of sale of such shares, any gain or loss realized by the participant will be treated as either short-term or long-term capital gain (or loss) depending on the holding period. For purposes of determining any gain or loss realized, the participant's tax basis will be the amount previously taxable as ordinary income, plus the purchase price paid by the participant, if any, for such shares.

Stock Appreciation Rights. Generally, a participant who receives a stand-alone SAR will not recognize taxable income at the time the stand-alone SAR is granted, provided, that the SAR is exempt from or complies with Section 409A of the Code. If a participant receives the appreciation inherent in the SARs in cash, the cash will be taxed as ordinary income to the recipient at the time it is received. If a participant receives the appreciation inherent in the SARs in stock, the spread between the then current market value and the grant price, if any, will be taxed as ordinary income to the employee at the time it is received. In general, there will be no federal income tax deduction allowed to the Company upon the grant or termination of SARs. However, upon the exercise of a SAR, the Company will be entitled to a deduction equal to the amount of ordinary income the recipient is required to recognize as a result of the exercise.

Other Awards. In the case of an award of restricted stock units, performance awards, dividend equivalent rights or other stock or cash awards, the recipient will generally recognize ordinary income in an amount equal to any cash received and the fair market value of any shares received on the date of payment or delivery, provided, that the award is exempt from or complies with Section 409A of the Code. In that taxable year, the Company will receive a federal income tax deduction in an amount equal to the ordinary income which the participant has recognized.

Federal Tax Withholding. Any ordinary income realized by a participant upon the exercise of an award under the 2023 LTIP is subject to withholding of federal, state and local income tax and to withholding of the participant's share of tax under the Federal Insurance Contribution Act and the Federal Unemployment Tax Act. To satisfy federal income tax withholding requirements, the Company will have the right to require that, as a condition to delivery of any certificate for Common Stock, the participant remit to the Company an amount sufficient to satisfy the withholding requirements. Alternatively, the Company may withhold a portion of the Common Stock (valued at fair market value) that otherwise would be issued to the participant to satisfy all or part of the withholding tax obligations or may, if the Company consents, accept delivery of Common Stock with an aggregate fair market value that equals or exceeds the required tax withholding payment. Withholding does not represent an increase in the participant's total income tax obligation, since it is fully credited toward his or her tax liability for the year. Additionally, withholding does not affect the participant's tax basis in the Common Stock. Compensation income realized and tax withheld will be reflected on Forms W-2 supplied by the Company to employees by January 31 of the succeeding year. Deferred compensation that is subject to Section 409A of the Code will be subject to certain federal income tax withholding and reporting requirements.

Tax Consequences to the Company. To the extent that a participant recognizes ordinary income in the circumstances described above, the Company will be entitled to a corresponding deduction provided, that, among other things, the income meets the test of reasonableness, is an ordinary and necessary business expense, is not an "excess parachute payment" within the meaning of Section 280G of the Code and is not disallowed by the $1,000,000 limitation on certain executive compensation under Section 162(m) of the Code.

While deductibility of executive compensation for federal income tax purposes is among the factors the Board and Committee considers when structuring executive compensation arrangements, it is not the sole or primary factor considered. The Company retains the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of the Company.

Million Dollar Deduction Limit and Other Tax Matters. The Company may not deduct compensation of more than $1,000,000 that is paid to "covered employees" (as defined in Section 162(m) of the Code), which include an individual (or, in certain circumstances, his or her beneficiaries) who, at any time during the taxable year, is the Company's principal executive officer, principal financial officer, an individual who is among the three highest compensated officers for the taxable year (other than an individual who was either the Company's principal executive officer or its principal financial officer at any time during the taxable year), or anyone who was a covered employee for purposes of Section 162(m) of the Code for any tax year beginning on or after January 1, 2017. This limitation on deductions only applies to compensation paid by a publicly-traded corporation (and not compensation paid by non-corporate entities) and may not apply to certain types of compensation, such as qualified performance-based compensation, that is payable pursuant to a written, binding contract (such as an award agreement corresponding to a Prior Plan Award) that was in place as of November 2, 2017, so long as the contract is not materially modified after that date. To the extent that compensation is payable pursuant to a prior plan award granted on or before November 2, 2017, and if the Company determines that Section 162(m) of the Code will apply to any such awards, the Company intends that the terms of those awards will not be materially modified and will be constructed so as to constitute qualified performance-based compensation and, as such, will be exempt from the $1,000,000 limitation on deductible compensation.

If an individual's rights under the 2023 LTIP are accelerated as a result of a change in control and the individual is a "disqualified individual" under Section 280G of the Code, then the value of any such accelerated rights received by such individual may be included in determining whether or not such individual has received an "excess parachute payment" under Section 280G of the Code, which could result in (i) the imposition of a 20% federal excise tax (in addition to federal income tax) payable by the individual on the value of such accelerated rights, and (ii) the loss by the Company of a corresponding compensation deduction.

Interest of Directors and Executive Officers. All members of the Board and all executive officers of the Company are eligible for awards under the 2023 LTIP and thus, have a personal interest in the approval of the 2023 LTIP.

Termination and Change of Control

For a discussion of agreements that provide for payments to a named executive officer in connection with the resignation, retirement or other termination of a named executive officer or a change of control, please see "Executive Compensation - Executive Employment Arrangements" above.

Director Compensation

Prior to the Business Combination, the Company had not adopted a formal policy or plan to compensate BEN's directors. Messrs. Luck and Henderson served as members of the Board and received no additional compensation for their service as members of the Board. See the section titled "Executive Compensation - Summary Compensation Table" for more information about Mr. Luck's compensation for the fiscal year ended December 31, 2024.

Upon the Closing Date of the Business Combination, each director of the Company received a grant of 10,000 shares of Common Stock.

Following the consummation of the Business Combination, the Board adopted a nonemployee director compensation program (the "2024 Director Compensation Policy"). The 2024 Director Compensation Policy is designed to align compensation with BEN's business objectives and the creation of stockholder value, while enabling BEN to attract, retain, incentivize and reward non-employee directors who contribute to the long-term success of BEN.

On December 30, 2024, each non-employee director received an equity award of restricted stock units under the 2023 LTIP having an aggregate award value of $35,000, with the number of restricted stock units being determined by using the average of the closing prices for the Common Stock over the 20-day-trading period ending on the first trading day of August 2024.

For all periods after the effective date of the 2024 Director Compensation Policy, each non-employee director will receive an equity award of restricted stock, automatically granted quarterly in four equal installments, payable in arrears, on the first trading day of September, December, March, and June (each, a "Grant Date"), and having an aggregate annual award value of $45,000 as of the Grant Date, with the number of shares of restricted stock granted each quarter being determined by dividing one-fourth of the aggregate annual award value by the average of the closing prices for the Common Stock over the 20-day-trading period ending on the last trading day immediately preceding Grant Date.

On the date of each of the Company's Annual Stockholders Meetings following the closing of such meeting, each non-employee director automatically will be granted an annual equity award of restricted stock units having an aggregate award value of $75,000 on the date of such Annual Stockholders Meeting, with the number of restricted stock units being determined by dividing the aggregate award value by the average of the closing prices for the Common Stock over the 20-day-trading period ending on the last trading day immediately prior to such Annual Stockholders Meeting (the "Annual RSU Award"). The Annual RSU Award will vest in full on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the next Annual Stockholders Meeting, subject to the non-employee director's continued service on the Board through such vesting date.

Under the 2024 Director Compensation Policy, each of the Non-Executive Board Chair, the Audit Committee Chair, the Compensation Committee Chair, and the Nominating and Governance Committee Chair (each, a "Committee Chair") receive an additional equity award of restricted stock to be automatically granted in four equal installments, payable in arrears, on each Grant Date, having an aggregate annual award value as $50,000 for the Non-Executive Board Chair, $20,000 for the Audit Committee Chair, $15,000 for the Compensation Committee Chair, and $10,000 for the Nominating and Governance Committee Chair, with the number of restricted shares being determined by dividing one-fourth of the aggregate annual award value by the average of the closing prices for the Common Stock over the 20-day-trading period ending on the last trading day immediately preceding the Grant Date.

Each of the Special Committee members of the Board receive an additional equity award of restricted stock, to be automatically granted in four equal installments, payable in arrears, on each Grant Date, and having an aggregate annual award value of $20,000, with the number of shares of restricted stock being determined by dividing one-fourth of the aggregate annual award value by the average of the closing prices for the Common Stock over the 20-day-trading period ending on last trading day immediately preceding the Grant Date.

Non-Employee Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)(2)(3)	Total ($)
Janine Grasso	-	$113,967	$113,967
Richard Isaacs	-	$92,269	$92,269
Jon Leibowitz	-	$116,278	$116,278
Christopher Gaertner	-	$120,899	$120,899
Thomas Morgan, Jr.	-	$107,036	$107,036
Bernard Puckett	-	$97,794	$97,794

(1)	In accordance with SEC rules, this column represents the aggregate grant date fair value of shares underlying stock awards, calculated based on the closing price of our common stock on the date of grant in accordance with ASC 718, with the exception that the amounts shown assumes no forfeitures. The assumptions made in computing the estimated fair value of such awards are disclosed in Note B of the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Includes an initial grant of 10,000 shares of restricted stock in connection with the Closing of the Business Combination, based on a closing price of the Company's Common Stock of $7.70.

(3)	Includes restricted stock granted pursuant to the 2024 Director Compensation Policy on January 2, 2025, based on a closing price of the Company's Common Stock of $1.07, for service on the Board in fiscal year 2024.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

On March 7, 2025, the Board approved the issuance of options to Mr. Khiari in connection with his offer letter. We do not have a formal policy regarding the timing of awards of option awards in relation to our disclosure of material nonpublic information. However, our historic practice is to grant option awards three trading days following the release of material nonpublic information in order to prevent the release of such information from affecting the value of executive compensation If in the future we determine to grant new awards of options, stock appreciation rights, or similar option-like instruments, we will consider establishing a policy regarding the timing of such awards in relation to the disclosure of material non-public information, and the Board will evaluate the appropriate steps to take in relation to the foregoing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of March 27, 2025:

●	each person or "group" (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of our Common Stock as of March 27, 2025;

●	each of the Company's named executive officers and directors; and

●	all of our current executive officers and directors as a group.

As of March 27, 2025, the Company had 42,274,461 shares of Common Stock issued and outstanding. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if she, he or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Voting power represents the combined voting power of shares of Common Stock owned beneficially by such person. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by the individuals below:

	Number of shares beneficially owned	Beneficial ownership percentage
Five Percent Holders
October 3rd Holdings, LLC(1)	8,765,568	20.7%
DMLab Co. LTD(2)	4,325,043	10.2%
AFG Companies, Inc.(3)	2,423,336	5.7%
Directors & Named Executive Officers
Paul Chang	601,952	1.4%
Michael Zacharski(4)	384,311	* %
Bill Williams	7,502	* %
Walid Khiari(6)	600,000	1.4%
James Richard Howard	-	* %

Tyler J. Luck(1)	8,779,753	20.8%
Bernard Puckett	54,895	*	%
Christopher Gaertner	732,210	1.7%
Jon Leibowitz	76,708	*	%
Janine Grasso	34,549	*	%
Thomas Morgan Jr.	28,071	*	%
Dr. Richard Isaacs(5)	135,815	*	%
All Directors and Executive Officers as a Group (16 persons)	10,835,766	25.6%

*Less than 1%.

(1)
Tyler Luck is the managing member of October 3rd Holdings, LLC and has sole voting and dispositive power over the securities held thereby. The business address of October 3rd Holdings, LLC is 1821 Logan Avenue C/O CSC Cheyenne, WY 83001.

(2)	DMLab Co. LTD is governed by a board of directors consisting of five directors, Messrs. Yanghyung Lee, Seokho Lee, Youngkyu Huh, Junhyuk Lee, Snugsu Kim and Kibong Lee. The five members of the board of directors will have limited voting and dispositive power over the securities held of record by DMLab Co. LTD. Each director of DMLab Co. LTD has one vote, and the approval of a majority of the directors is required to approve any action of DMLab Co. LTD. However, under the so-called "rule of three," if voting and dispositive decisions regarding an entity's securities are made by three or more individuals, and a voting or dispositive decision requires the approval of at least a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity's securities. Therefore, none of the individual members of the board of directors of DMLab Co. LTD exercises voting or dispositive control over any of the securities held directly by DMLab Co. LTD, even those in which he directly holds a pecuniary interest. Oriental DMLab Co. LTD is approximately 62% held by Junhyuk Lee. The business address of DMLab Co. LTD is 45, Anam-ro, Seongbuk-gu, Korea University, Science & Business Building RM 301, Seoul, Republic of Korea 02841.

(3)	Mr. Wright Brewer has sole and voting dispositive power over the securities held by AFG Companies, Inc. The business address of AFG Companies Inc. is 1900 Champagne Blvd, Grapevine, TX 76051. Excludes 3,750,000 shares of Common Stock issuable upon exercise of the Reseller Warrant, which contains certain conditions to the vesting of shares of Common Stock underlying the Reseller Warrant that are outside of the exclusive control of the holder.

(4)	Consists of 337,625 options to purchase shares of Common Stock and 46,686 shares of Common Stock received in connection with Mr. Zacharski's resignation from the Company.

(5)	Consists of 121,545 options to purchase shares of Common Stock.

(6)	Consists of 600,000 options to purchase shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of March 31, 2024 about compensation plans under which shares of Common Stock may be issued to employees, executive officers or members of our Board of Directors upon the exercise of options, warrants or rights under all of our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column

Equity compensation plans approved by security holders	464,244		—	3,555,701	(1)
Equity compensation plans not approved by security holders	2,341,759	(2)	2.09	—	(3)
Total	2,806,003		2.09	3,555,701

(1)	Represents shares of Common Stock available for issuance under the 2023 LTIP, which permits the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, performance awards, performance goals, tandem awards, prior plan awards, and other awards. As described below, no additional awards may be issued under the 2023 LTIP. See the description of the 2021 LTIP below for a description of the formula for calculating the number of securities available for issuance under the 2023 LTIP
(2)	Represents shares of Common Stock issuable upon settlement of outstanding restricted equity units awarded under the 2021 Equity Incentive Plan.
(3)
As described below, no additional awards may be issued under the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan and all outstanding awards under the 2021 Equity Incentive Plan were assumed by the Company, and the 2021 Equity Incentive Plan was terminated with respect to future awards. Forfeitures of awards under the 2021 Equity Incentive Plan are automatically added to the pool of shares available for issuance under the 2023 LTIP.

Plans Not Approved by Security Holders

2021 Equity Incentive Plan

In May 2021, the Board adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan that provides for the grant of the following types of stock awards: (i) incentive stock Options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. The 2021 Option Plan was administered by the Company’s Board of Directors (the “Board of Directors”). In connection with the Closing of the Business Combination, the 2021 Equity Incentive Plan and all outstanding awards under the 2021 Equity Incentive Plan were assumed by the Company, and the 2021 Equity Incentive Plan was terminated with respect to future awards. Forfeitures of awards under the 2021 Equity Incentive Plan are automatically added to the pool of shares available for issuance under the 2023 LTIP. Upon Closing, each stock award was adjusted in accordance with the Exchange Ratio (as defined herein).

Plans Approved by Security Holders

2023 LTIP

On the Closing Date, the 2023 LTIP became effective. The 2023 LTIP was approved by DHC’s stockholders at the Special Meeting. The 2023 LTIP provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2023 LTIP is administered by the Board of Directors. The 2023 LTIP awards are available to employees, officers and contractors. Subject to certain adjustments and any increase by any Prior Plan Awards eligible for reuse as described below, the aggregate number of shares of our Common Stock issuable under the 2023 LTIP in respect of awards is equal to 5% of the aggregate number of shares issued and outstanding determined as of the Effective Date, which as of such date was 2,942,245 shares of Common Stock, of which 100% of the available shares may be delivered pursuant to incentive stock options. Notwithstanding the foregoing, subject to approval by the Board, on the Adjustment Date, the number of shares of our Common Stock available under the 2023 LTIP may be increased by up to an additional 5% of the total number of shares issued and outstanding, as determined as of the Adjustment Date, provided, however, in no event shall the authorized shares available for awards under the 2023 Plan ever exceed 15% of the total number of shares of our Common Stock issued and outstanding, determined as of the Effective Date, provided, further, however, that no such adjustment shall have any effect on, or otherwise change the ISO Limit, except for any adjustments summarized below. As of December 31, 2024, 3,555,701 shares remained available for grant under the 2023 LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the various agreements and arrangements discussed in the sections titled “Directors, Executive Officers and Corporate Governance“ and “Executive Compensation,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	The Company has been or is to be a participant;

●	the amount involved exceeded or exceeds the lesser of (a) $120,000 or (b) one percent of the average of the Company's total assets at year-end for the fiscal years ended December 31, 2024, December 31, 2023 and 2022; and

●	any of the Company's directors, executive officers or holders of more than 5% of its capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Since January 1, 2022, the Company has entered into the following agreements with investors that satisfy the above criteria:

Howard Consulting Services Agreement

On October 1, 2021, prior to the start of Mr. James Richard Howard's service as Chief Information and Data Officer, the Company entered into a Consulting Services Agreement, as amended effective July 1, 2023, with RG Data Insights, LLC, a consulting firm that employed Mr. Howard, pursuant to which Mr. Howard acted as a consultant to the Company. The Consulting Services Agreement expired on September 30, 2023. In connection with the Consulting Services Agreement, as amended, in recognition of the ongoing services provided, the Company agreed to pay Mr. Howard a $0.15 million success fee upon the completion of a successful capital raise in excess of $5.0 million. Additionally, the Company agreed to issue Mr. Howard a Compensatory Warrant to purchase up to 300,000 shares of Prior BEN's Class B common stock (“Prior BEN Common Stock”) at an exercise price of $1.00 per share, provided, that Mr. Howard continues to be an advisory board member to the Company through September 30, 2024.

Transactions with October 3rd Holdings, LLC

October 3rd Holdings, LLC owns a 58.225% interest in Genuine Lifetime, LLC, of which Mr. Michael Lucas and Mr. James D. Henderson, Jr. own respective 13.025% and 10% interests. October 3rd Holdings, LLC is co-owned in equal 50% shares by Mr. Tyler Luck and Mr. Lucas. Mr. Luck served as Managing Member of Genuine Lifetime, LLC until June 1, 2023. In connection with the Company's entry into the Reseller Agreement with AFG, Genuine Lifetime, LLC issued 500,000 shares of Prior BEN Common Stock to AFG in connection with the Reseller Agreement pursuant to a separate agreement between Genuine Lifetime, LLC and AFG. In connection with the GL Interim Financing, Genuine Lifetime, LLC entered into a promissory note with AFG pursuant to which AFG agreed to lend, and Genuine Lifetime, LLC agreed to borrow, $4.0 million in order to fund the GL Interim Financing (the “GL Loan”). In connection with the GL Loan, Mr. Luck entered into a personal guaranty with respect to Genuine Lifetime, LLC's obligations under the GL Loan. Additionally, Mr. Luck, agreed not to sell, transfer or assign his shares of Common Stock, or permit October 3rd Holdings, LLC, as its managing member to sell, transfer or assign its shares of Common Stock, prior to the repayment of the GL Loan, subject to certain customary exceptions including a sale of such shares of Common Stock by Mr. Luck and October 3rd Holdings, LLC in connection with the consummation of the Business Combination.

In addition, effective June 30, 2024, Prior BEN and the Company entered into a Debt Conversion Agreement with October 3rd Holdings, LLC, pursuant to which the Company agreed to issue 93,333 shares of Common Stock at a price of $4.50 per share to October 3rd Holdings, LLC in exchange for the conversion of certain outstanding indebtedness owed by a subsidiary of the Company to October 3rd Holdings, LLC in the amount of $0.4 million.

AFG Interim Financing

On September 29, 2023, AFG purchased 456,621 shares of Prior BEN Common Stock for $2.19 per share for an aggregate purchase price of approximately $1.0 million under the AFG Interim Financing. Pursuant to the terms of the AFG Interim Financing, AFG's obligation to purchase shares of Prior BEN Common Stock immediately prior to the Effective Time (as defined in the Subscription Agreement) under the Subscription Agreement was reduced by $1.0 million. On October 15, 2023, Genuine Lifetime LLC purchased 1,826,484 shares of Prior BEN Common Stock $2.19 per share for an aggregate purchase price of approximately $4.0 million.

Transactions with Genuine Lifetime, LLC

The Company entered into a Marketing & Interface Agreement with Genuine Lifetime, LLC on May 1, 2021, including three addendums to such agreement dated July 1, 2021, November 1, 2021 and January 31, 2022 (the “M&I Agreement”). The M&I Agreement provided for the payment by the Company of a monthly fee of $15,000, including an option to convert unpaid balances on or before September 30, 2021 into shares of Prior BEN Common Stock for services provided by Genuine Lifetime, LLC in connection with the development and implementation of a marketing plan to promote the Company advertising interface to customers of Genuine Lifetime, LLC within the United States and the development of an interface between the Company's data repository and automotive data aggregators and Genuine Lifetime, LLC's warranty programs. Pursuant to the M&I Agreement, Genuine Lifetime, LLC assigned its employee, Gregor Evans, to provide certain marketing and communications services and expertise to the Company. Pursuant to the M&I Agreement, Genuine Lifetime, LLC also committed $50,000 in exchange for the Company's recognition of 50,000 prepaid blockchain activations. The Company and Genuine Lifetime, LLC terminated the M&I Agreement with a mutual release on May 30, 2022. Pursuant to the M&I Agreement, upon termination of the M&I Agreement, the Company granted Genuine Lifetime, LLC the option to convert prepaid activations up to a total sum of $50,000 into shares of Prior BEN Common Stock at a price of $0.10 per share, up to a maximum number of shares equal to 500,000, which option was fully exercised by Genuine Lifetime, LLC on March 15, 2023. Genuine Lifetime, LLC has since assigned its entire equity interest in the Company to a third party.

In May 2022, the parties terminated the M&I Agreement and the Company approved the entry into a Debt Conversion Agreement with Genuine Lifetime, LLC, allowing them to convert up to $0.2 million of the Company's indebtedness from accrued compensation related to services performed on behalf of the Company into 2,000,000 Prior BEN Common Stock.

Lucas Consulting Agreement

Pursuant to a consulting agreement dated June 1, 2023 and in exchange for certain consulting, strategic and advisory services previously provided through May 31, 2023, Mr. Lucas received a warrant to purchase 1,500,000 shares of Prior BEN Common Stock with an exercise price of $1.00 per share. In addition, any future compensation under this consulting agreement will be based on the value of any future transaction approved by the Company and said compensation shall be in the sole discretion of our board of directors.

Registration and Shareholder Rights

Pursuant to a registration rights and shareholder rights agreement signed March 4, 2021, the Sponsor is entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and Common Stock issuable upon exercise of the foregoing and upon conversion of the DHC Class B Shares, par value $0.0001 per share, of DHC and, as a result of the Business Combination had the right to nominate two (2) individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

In connection with the Business Combination, the Registration Rights Agreement dated March 4, 2021, by and between DHC, Sponsor and certain other equity holders named therein was amended and restated. Pursuant to the Amended and Restated Registration Rights Agreement, dated March 14, 2024 by and among the Company and the holders party thereto (the “A&R Registration Rights Agreement”), the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of the Company that are held by the parties thereto from time to time.

Advances from Officers and Directors

During the fiscal years 2023 and 2024, certain officers and directors have advanced funds to, or were advanced from, the Company on an undocumented, non-interested bearing, due on demand basis.

Certain of the foregoing disclosures are summaries of certain provisions of our related party agreements, and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful.

Policies and Procedures for Related Party Transactions

On March 14, 2024, the Company adopted a new written related party transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of $120,000 or one percent of the average of the Company's total assets at year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of the Company's officers or one of the Company's directors;

●	any person who is known by the Company to be the beneficial owner of more than five percent (5%) of its voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

Under the Company's related party transaction policy, if a transaction has been identified as a Related Person Transaction, including any transaction that was not a Related Person Transaction when originally consummated or any transaction that was not initially identified as a Related Person Transaction prior to consummation, the Company's management must present information regarding the Related Person Transaction to the Company's audit committee, or, if audit committee approval would be inappropriate, to another independent body of the board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the Related Persons, the benefits to the Company of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, the Company will collect information that the Company deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable the Company to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Company's Code of Business Conduct and Ethics, the Company's employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering Related Person Transactions, the Company's audit committee, or other independent body of the board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to the Company;

●	the impact on a director's independence in the event that the Related Person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a Related Person Transaction, the Company's audit committee, or other independent body of the Company's board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the Company's best interests and those of the Company's stockholders, as the Company's audit committee, or other independent body of the Company's board of directors, determines in the good faith exercise of its discretion.

All of the transactions described in this section were entered into prior to the adoption of this policy.

Item 14. Principal Accounting Fees and Services

Approval of Independent Registered Public Accounting Firm Services and Fees

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the year ended December 31, 2024 and 2023:

	2024 Fees	2023 Fees
Audit Fees	$405,000	$276,000
Audit-Related Fees	-	-
Tax Fees	16,000	-
Total Fees	$421,000	$276,000

Audit Fees were for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

Tax Fees were for professional services rendered for federal, state and international tax compliance, tax advice and tax planning.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any audit or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee; provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

Our Audit Committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees for 2023 and 2024 were pre-approved by the audit committee DHC, for services provided prior to the Business Combination, and by the Audit Committee of the Company for services provided after the Business Combination.
Part IV
Item 15. Exhibits and Financial Statement Schedules

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

2.2.1#
Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on October 30, 2024).

2.2.2
Addendum to Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on February 12, 2025).

3.1
Certificate of Incorporation of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024)

3.2
Bylaws of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

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

10.2
Form of Shareholder Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.3.1†
Brand Engagement Network 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.3.2†
Brand Engagement Network 2023 Long-Term Incentive Plan – Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.3.3†
Brand Engagement Network 2023 Long-Term Incentive Plan – Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.3.4†
Brand Engagement Network 2023 Long-Term Incentive Plan – Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.3.5†
Brand Engagement Network 2023 Long-Term Incentive Plan – Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.4.1†
Blockchain Exchange Network, Inc. 2021 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).

10.4.2†
Form of Stock Option Agreement Under the Blockchain Exchange Network, Inc. 2021 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 12, 2024).

10.4.3†
Form of Compensatory Warrant (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 12, 2024).

10.5.1†
Employment Agreement by and between Brand Engagement Network Inc. and Michael Zacharski (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.5.2†
First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated April 22, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).

10.5.3†
Second Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated June 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on July 11, 2024).

10.6†
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

10.8.1†
Employment Agreement by and between Brand Engagement Network Inc. and Bill Williams (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.8.2†
First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Bill Williams, dated March 14, 2024 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).

10.9.1†
Employment Agreement by and between Brand Engagement Network Inc. and Paul Chang (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.9.2†
First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Paul Chang, dated April 22, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).

10.10†
Employment Agreement by and between Brand Engagement Network Inc. and Tyler J. Luck (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.11
Letter Agreement, dated March 4, 2021, by and among DHC Sponsor, LLC, DHC Acquisition Corp and its officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 5, 2021).

10.12.1
Reseller Agreement, dated August 19, 2023, by Brand Engagement Network Inc. and AFG Companies, Inc (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.12.2
First Amendment to the Exclusive Reseller Agreement, dated February 9, 2024, by Brand Engagement Network Inc. and AFG Companies, Inc (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 001-40130) filed with the Securities Exchange Commission on April 22, 2024).

10.13
Form of Reseller Warrant (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 001-40130) filed with the Securities and Exchange Commission on April 12, 2024).

10.14
Subscription Agreement, dated September 29, 2023, by and between Brand Engagement Network Inc. and the subscribers listed therein (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.15
Subscription Agreement, dated September 7, 2023, by and between Brand Engagement Network Inc. and the subscribers listed therein (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.16
Brand Engagement Network Inc. Convertible Promissory Note, dated April 12, 2024, by and between Brand Engagement Network Inc. and J.V.B. Financial Group, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 001-40130) filed with the Securities and Exchange Commission on April 12, 2024).

10.17^
Securities Purchase Agreement, dated May 28, 2024, by and between the Company and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 29, 2024).

10.18
Letter Agreement to Exercise Warrants, dated May 28, 2024, by and between the Company and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 29, 2024).

10.19^
Securities Purchase Agreement, dated July 1, 2024, by and between the Company and that certain purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on July 5, 2024).

10.20^
Securities Purchase Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.21
Amendment No. 1 to Securities Purchase Agreement, dated October 5, 2024, by and among Brand Engagement Network Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on October 7, 2024).

10.22^
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

10.23^
Warrant Purchase Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc. and each of the warrantholders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.24
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

10.25^
Standby Equity Purchase Agreement, dated August 26, 2024, by and between Brand Engagement Network Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.26
Promissory Note, dated November 11, 2024, by and between Brand Engagement Network Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40130) filed with the Securities and Exchange Commission on November 14, 2024).

10.27^
Warrant Exercise and Release Agreement, dated January 13, 2025, by and among Brand Engagement Network Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on January 14, 2025).

19.1*	Insider Trading Policy.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
23.1*	Consent of L.J. Soldinger and Associates, independent registered accounting firm for the Company.
31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________
*    Filed herewith
**     The certifications as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by the reference into any filing of Brand Engagement Network Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brand Engagement Network Inc.

Date: March 31, 2025	By:	/s/ Paul Chang
	Name:	Paul Chang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Walid Khiari
	Name:	Walid Khiari
	Title:	Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Chang	Chief Executive Officer and Director	March 31, 2025
Paul Chang	(Principal Executive Officer)

/s/ Walid Khiari	Chief Financial Officer	March 31, 2025
Walid Khiari	(Principal Financial and Accounting Officer)

/s/ Jon Leibowitz	Director	March 31, 2025
Jon Leibowitz

/s/ Janine Grasso	Director	March 31, 2025
Janine Grasso

/s/ Tyler J. Luck	Director	March 31, 2025
Tyler J. Luck

/s/ Christopher Gaertner	Director	March 31, 2025
Christopher Gaertner

/s/ Bernard Puckett	Director	March 31, 2025
Bernard Puckett

/s/ Thomas Morgan Jr.	Director	March 31, 2025
Thomas Morgan Jr.

/s/ Dr. Richard Isaacs	Director	March 31, 2025
Dr. Richard Isaacs