Form 10-Q
period 2025-03-31
Brand Engagement Network Inc.
filed 2025-06-05
CIK 1838163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-40130
_________________________
Brand Engagement Network Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	98-1574798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Delaware Ave Suite 210 Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)
(650) 714-2747
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BNAI	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BNAIW	The Nasdaq Stock Market LLC
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

As of April 30, 2025, 42,989,398 shares of the Issuer’s common stock, $0.0001 par value per share, and 10,314,952 public warrants representing the right to acquire one share of the Issuer’s common stock for $11.50, were outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “aims,” “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “may,” “plans,” “possible,” “potential,” “predicts,” “preliminary,” “projects,” “seeks,” “should,” “target,” “will” or “would” or the negative of these words, variations of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.

Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that may be outside of our control could cause actual results to differ materially from those anticipated in such statements, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein:

•our ability to develop and attain market acceptance for our products and services;

•our ability to maintain the listing of our securities on the Nasdaq Stock Market (“Nasdaq”);

•cybersecurity risks that may affect us directly or may impact us indirectly by virtue of their effects on our clients, markets or vendors, including our ability to identify and address cybersecurity risks, including those posed by the increasing use of artificial intelligence (such as, but not limited to, ransomware, data security breaches, “denial of service” attacks, “hacking” and identity theft) affecting us, our clients, and our third-party vendors and service providers;

•the attraction and retention of qualified directors, officers, employees and key personnel;

•our need for additional capital and whether additional financing will be available on favorable terms, or at all;

•the lack of a market for our Common Stock and Public Warrants and the volatility of the market price and trading price for our Common Stock and Public Warrants;

•our ability to meet the conditions to close, including the raising of sufficient financing to fund our pending acquisition (the “Cataneo Acquisition”) of Cataneo Gmbh (“Cataneo”), our ability to pay down payments in accordance with the purchase agreement and our ability to integrate and realize the anticipated benefits of the Cataneo Acquisition;

•the impact of lawsuits and other litigation matters on our business;

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

•our ability to generate sufficient revenue from each of our revenue streams; and

•our success in managing the risks involved in the foregoing factors.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this in this Report, which is incorporated by reference herein. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. Financial Information
Item 1. Financial Statements
BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024*
ASSETS
Current assets:
Cash and cash equivalents	$236,229	$149,273
Accounts receivable, net of allowance	40,888	30,888
Due from Sponsor	3,000	3,000
Prepaid expenses and other current assets	1,600,800	1,042,398
Total current assets	1,880,917	1,225,559
Property and equipment, net	295,215	292,757
Right of use asset - operating lease	464,041	507,182
Intangible assets, net	15,298,305	16,124,370
TOTAL ASSETS	$17,938,478	$18,149,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,899,196	$5,995,235
Accrued expenses	4,239,290	4,593,712
Due to related parties	693,036	693,036
Short-term debt	1,308,641	1,655,080
Convertible note	760,000	1,140,000
Operating lease liability	189,053	173,497
Total current liabilities	14,089,216	14,250,560
Operating lease liability	232,848	335,766
Warrant liabilities	304,158	919,050
Total liabilities	14,626,222	15,505,376
Commitments and contingencies (Note L)
Stockholders’ equity:
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. There are no shares issued or outstanding as of March 31, 2025 or December 31, 2024	—	—
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of March 31, 2025 and December 31, 2024, respectively, 42,989,398 and 39,573,988 shares issued and outstanding	4,299	3,957
Additional paid-in capital	53,935,336	49,657,684
Accumulated deficit	(50,627,379)	(47,017,149)
Total stockholders’ equity	3,312,256	2,644,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,938,478	$18,149,868

* Derived from audited information
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Revenues	$10,000	$49,790
Cost of revenues	—	—
Gross profit	10,000	49,790
Operating expenses:
General and administrative	3,214,189	6,480,535
Depreciation and amortization	939,206	117,347
Research and development	10,697	250,671
Total operating expenses	4,164,092	6,848,553
Loss from operations	(4,154,092)	(6,798,763)
Other income (expenses):
Interest expense	(125,044)	(25,050)
Interest income	2	3,118
Change in fair value of warrant liabilities	614,892	(60,823)
Other	54,012	(2,891)
Other income (expenses), net	543,862	(85,646)
Loss before income taxes	(3,610,230)	(6,884,409)
Income taxes	—	—
Net loss	$(3,610,230)	$(6,884,409)
Net loss per common share- basic and diluted	$(0.09)	$(0.27)
Weighted-average common shares - basic and diluted	40,140,364	25,233,890
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2024	—	$—	38,168,988	$3,957	$49,657,684	$(47,017,149)	$2,644,492
Sale of common stock	—	—	1,186,426	86	1,325,456	—	1,325,542
Stock issued in conversion of convertible notes	—	—	316,666	32	379,968	—	380,000
Stock issued for Standby Equity Purchase Agreement liability	—	—	643,574	64	432,418	—	432,482
Warrant exercises	—	—	787,132	79	1,499,471	—	1,499,550
Stock-based compensation, including vested restricted shares	—	—	223,586	22	374,904	—	374,926
Stock issued in settlement of liabilities	—	—	588,026	59	265,435	—	265,494
Net loss	—	—	—	—	—	(3,610,230)	(3,610,230)
Balance at March 31, 2025	—	$—	41,914,398	$4,299	$53,935,336	$(50,627,379)	$3,312,256

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance at December 31, 2023	—	$—	23,270,404	$2,327	$30,993,846	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization	—	—	7,885,220	789	(10,722,277)	—	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement	—	—	1,750,000	175	13,474,825	—	13,475,000
Sale of common stock	—	—	645,917	65	6,324,935	—	6,325,000
Warrant exercises	—	—	40,514	4	15,260	—	15,264
Stock-based compensation	—	—	—	—	698,705	—	698,705
Net loss	—	—	—	—	—	(6,884,409)	(6,884,409)
Balance at March 31, 2024	—	$—	33,592,055	$3,360	$40,785,294	$(20,186,129)	$20,602,525
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,610,230)	$(6,884,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	939,206	117,347
Allowance for uncollected receivables	—	30,000
Write off of deferred financing fees	—	1,427,729
Change in fair value of warrant liabilities	(614,892)	60,823
Stock based compensation, including the issuance of restricted shares	369,601	406,980
Non-cash interest expense	86,042	—
Reduction in right of use asset	43,141	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(558,402)	(820,876)
Accounts receivable	(10,000)	(27,500)
Accounts payable	903,961	783,637
Accrued expenses	(88,927)	358,630
Deferred revenue	—	(2,290)
Operating lease liability	(87,362)	—
Net cash used in operating activities	(2,627,862)	(4,549,929)
Cash flows from investing activities:
Purchase of property and equipment	—	(13,037)
Capitalized internal-use software costs	(110,274)	(158,028)
Net cash used in investing activities	(110,274)	(171,065)
Cash flows from financing activities:
Cash and cash equivalents acquired in connection with the reverse recapitalization	—	858,292
Proceeds from the sale of common stock	1,325,542	6,325,000
Proceeds received from option and warrant exercises	1,499,550	15,264
Payment of financing costs	—	(858,292)
Net cash provided by financing activities	2,825,092	6,340,264
Net (decrease) increase in cash and cash equivalents	86,956	1,619,270
Cash and cash equivalents at the beginning of the period	149,273	1,685,013
Cash and cash equivalents at the end of the period	$236,229	$3,304,283
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Supplemental Non-Cash Information
Capitalized internal-use software costs in accrued expenses	$—	$50,075
Issuance of common stock pursuant to Reseller Agreement	$—	$13,475,000
Issuance of common stock for Standby Equity Purchase Agreement liability	$432,482	$—
Stock-based compensation capitalized as part of capitalized software costs	$5,325	$291,725
Settlement of liabilities into common shares	$265,494	$—
Conversion of convertible notes into common shares	$380,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — NATURE OF OPERATIONS AND GOING CONCERN
Nature of Operations

Brand Engagement Network Inc. (formerly Blockchain Exchange Network Inc.) (together with its subsidiaries, “BEN” or “the Company”) was formed in Jackson, Wyoming on April 17, 2018, and was named in honor of the renowned Founding Father and inventor, Benjamin Franklin. In 2019, the Company became a wholly-owned subsidiary of Datum Point Labs (“DPL”), and then was spun out of DPL in May 2021. BEN acquired DPL in December 2021.

The Company is an innovative artificial intelligence (“AI”) platform provider, designed to interface with emerging technologies, including blockchain, internet of things, and cloud computing, that drives digital transformation across various industries and provides businesses with unparalleled competitive edge. BEN offers a suite of configured and customizable applications, including natural language processing, anomaly detection, encryption, recommendation engines, sentiment analysis, image recognition, personalization, and real-time decision-making. These applications help companies improve customer experiences, optimize cost drivers, mitigate risks, and enhance operational efficiency.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $50,627,379, a net loss of $3,610,230 and net cash used in operating activities of $2,627,862 during the three months ended March 31, 2025. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). On August 26, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell up to $50,000,000 of its shares of Common Stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. However, the Company’s ability to access the proceeds from the SEPA is subject to market conditions, such as trading volume, the price of the Company’s Common Stock and other factors beyond the Company’s control. The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash and cash equivalents and proceeds from the May SPA, August SPA, SEPA (Note I), and Yorkville Promissory Note (Note H) will be insufficient to meet its anticipated cash requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued. The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties, including through the SEPA, however, the Company’s cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy the Company’s contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.

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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Unaudited interim results
These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited financial statements and the notes thereto as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all normal, recurring adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2024 are found in the Annual Report on Form 10-K.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates in the Company’s consolidated financial statements include, but are not limited to, assumptions used to measure stock-based compensation, useful lives of intangible assets, warrant liabilities, and derivative liabilities.
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

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company. Significant expenses are not regularly available or reviewed by the CODM. Other segment expenses include other income (expenses), net, which were $543,862 and $(85,646) during the three months ended March 31, 2025 and 2024.
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
Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of March 31, 2025 and December 31, 2024 are net of an allowance for expected credit losses amounting to $50,000 and $20,000, respectively.

Impairment of Definite Lived Intangible Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three months ended March 31, 2025 or 2024.
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
During the three months ended March 31, 2025 and 2024, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.

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
The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the three months ended March 31, 2025.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within statement of operations. Foreign currency transaction gains and losses were not material for the three months ended March 31, 2025 and 2024.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, ASC Topic 505, Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for the public warrants, each representing the right to acquire one share of Common Stock for $11.50 (the “Public Warrants”) and the private placement warrants, each representing the right to acquire one share of Common Stock for $11.50 (the “Private Placement Warrants”), in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and Private Placement Warrants as liabilities at their fair value and adjust the Public Warrants and Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$—	$113,331	$—
Warrant liabilities - Private Placement Warrants	$—	$190,827	$—
Total Warrant Liabilities	$—	$304,158	$—

	Fair value measurement at reporting date using
December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$—	$576,606	$—
Warrant liabilities - Private Placement Warrants	$—	$342,444	$—
Total Warrant Liabilities	$—	$919,050	$—
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
The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	March 31,
	2025	2024
Options	1,386,400	2,538,940
Warrants	21,749,189	21,190,332
Convertible note (as converted)	633,334	—
Total	23,768,923	23,729,272

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

NOTE C — MERGER WITH DHC
On March 14, 2024, the Company consummated its previously announced business combination (the “Closing”) pursuant to the Business Combination Agreement, dated September 7, 2023 (as amended, the “Business Combination Agreement”), by and among DHC Acquisition Corp., a Cayman Islands exempted company (“DHC”), Brand Engagement Network Inc., a Wyoming corporation (“Prior BEN”), BEN Merger Subsidiary Corp., a Delaware corporation and a direct, wholly-owned subsidiary of DHC (“Merger Sub”) and DHC Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The transactions contemplated by the Business Combination Agreement, including the Domestication and the Merger (each as defined below) are collectively referred to herein as the “Business Combination.”

Prior to the Closing, as contemplated by the Business Combination Agreement, DHC became a Delaware corporation named “Brand Engagement Network Inc.” (the “Domestication”). Following the Domestication, on March 14, 2024, pursuant to the Business Combination Agreement, Merger Sub merged with and into Prior BEN (the “Merger”).

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

March 14, 2024
Cash and cash equivalents	$858,292
Due from Sponsor	3,000
Prepaid and other current assets	16,824
Accounts payable	(2,352,328)
Accrued expenses	(5,782,211)
Due to related parties	(693,036)
Warrant liability	(1,913,737)
Net liabilities assumed	$(9,863,196)
Total transaction costs were $4,121,000, of which $858,292 were charged directly to additional paid-in capital to the extent of cash received.

NOTE D — PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Security deposits	$109,054	$108,441
Cataneo GmbH deposit	450,000	—
Prepaid VAT	10,698	32,468
Prepaid professional fees	431,446	284,081
Prepaid insurance	564,080	567,977
Prepaid other	35,522	49,431
Prepaid expenses and other current assets	$1,600,800	$1,042,398
NOTE E — PROPERTY AND EQUIPMENT, NET
Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.
Property and equipment consists of the following:

	March 31, 2025	December 31, 2024
Equipment	$337,836	$337,856
Furniture	348,774	348,754
Capitalized software	227,504	216,751
Total	914,114	903,361
Accumulated depreciation and amortization	(618,899)	(610,604)
Property and equipment, net of accumulated depreciation and amortization	$295,215	$292,757
For the three months ended March 31, 2025 and 2024 depreciation and amortization of property and equipment totaled $8,295 and $82,286, respectively.
NOTE F — INTANGIBLE ASSETS
The following table summarizes intangible assets included on the consolidated balance sheet:

	March 31, 2025
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,863	$(553,021)	$706,842
Developed technology	17,860,194	(3,268,731)	14,591,463
Total	$19,120,057	$(3,821,752)	$15,298,305

	December 31, 2024
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,864	$(517,960)	$741,904
In-process research and development	17,755,347	(2,372,881)	15,382,466
Total	$19,015,211	$(2,890,841)	$16,124,370
Total amortization expense including amortization related to developed software was $930,911 and $35,061 for the three months ended March 31, 2025 and 2024, respectively.
Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2025 (remaining 9 months)	$2,801,784
2026	3,735,711
2027	3,699,790
2028	3,681,830
2029	1,313,365
Thereafter	65,825
$15,298,305
NOTE G — ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Accrued professional fees	$2,943,337	$2,747,211
Accrued compensation and related expenses	1,143,005	1,730,043
Due to related party	—	—
Accrued other	102,358	116,458
Accrued interest	50,590	—
Accrued expenses	$4,239,290	$4,593,712
NOTE H — DEBT

Promissory Note

On November 11, 2024, the Company issued a promissory note in the aggregate original principal amount of approximately $1,700,000 to Yorkville (the “Promissory Note”). The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Company was required to make monthly cash payments beginning on December 15, 2024, and continuing on the same day of each successive calendar month of principal in the amount of the sum of (i) $0.4 million of principal (or the outstanding principal amount if less than such amount), plus (ii) a payment premium in an amount equal to 5% of the principal amount being paid, if applicable, and (iii) any accrued and unpaid interest as of each Installment Date. The Company shall, at its own option, repay each Installment Amount either (i) in cash on or before each Installment Date, or (ii) by submitting one or more advance notice(s) under the SEPA (as defined below), on or before the applicable Installment Date, or any combination of (i) or (ii) as determined by the Company. If the Company repays the Installment Amount in cash, the cash payment shall include the Payment Premium. If the Company elects an Advance Repayment for all or a portion of an Installment Amount, then no Payment Premium will apply. In addition, for so long as the Promissory Note is outstanding, with respect to any advance notice submitted by the Company under the SEPA, the Company shall select an Option 2 Pricing Period (as defined in the SEPA), unless otherwise agreed by Yorkville. The Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of March 31, 2025, the Company is in default with the Promissory Note and recognized incremental default interest during the period ended March 31, 2025.

During the three months ended March 31, 2025, 643,574 shares of Common Stock were issued to Yorkville resulting in the reduction of the Promissory Note of $432,482. During the three months ended March 31, 2025, the Company recognized $90,152 in interest expense related to the Promissory Note. As of March 31, 2025, the remaining balance of $416,667 was included within short-term debt in the accompanying consolidated balance sheets. On May 28, 2025, the Company received a written notice of default from Yorkville. As of the date of this filing, Company management is in the process of negotiating with Yorkville and Yorkville has not initiated any further actions against the Company.

Convertible Notes

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) in the principal amount of $1,900,000 (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1,900,000 related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note was March 14, 2025. During the three months ended March 31, 2025, the Company recognized $16,882 in interest expense related to the Cohen Convertible Note. As of March 31, 2025, the Company was in default of the Cohen Convertible Note. As of the date of this filing, Company management is in the process of negotiating with Cohen and Cohen has not initiated any actions against the Company.

On December 14, 2024 (the “First Conversion Date”), $760,000 of the Cohen Convertible Note converted into 633,333 shares of Common Stock at $1.20 per share (the “Floor Price”). On the 14th day of each successive month commencing with January 14, 2025 (each such day, an “Additional Conversion Date” and together with the First Conversion Date, the “Conversion Dates”), CCM may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share (the “Conversion Purchase Price”) equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (subject to the Floor Price). During the three months ended March 31, 2025, $380,000 of the Cohen Convertible Note converted into 316,666 shares of Common Stock at $1.20 per share. As of March 31, 2025, the remaining balance of $760,000 was included within the convertible note in the accompanying consolidated balance sheets.

Short-term Debt Related to Acquisition of DM Lab

As of March 31, 2025, the Company had four loans outstanding that were assumed in the DM Lab transaction, totaling $891,974, a decrease of $252,601 from the acquisition date due to the amount converted to equity on May 25, 2023. The loans carry varying interest rates ranging from 4.667% to 6.69%. During the three months ended March 31, 2025 and 2024 the Company incurred interest expense of $14,592 and $15,616, respectively, which is included in interest expense in the unaudited condensed consolidated statement of operations. All loans are due within 12 months from the balance sheet date and have no optional or mandatory redemption or conversion features. These obligations have been classified as current liabilities on the balance sheet and the fair value of the loans approximates the carrying amount due to their short-term nature. Additionally, there are no associated restrictive covenants, third-party guarantees, or pledged collateral. As of the reporting date, there have been no defaults on these loans. In January 2025, the Company obtained a waiver to extend the due dates of $668,674 of its short-term debt to January 2026.

NOTE I — STOCKHOLDERS’ EQUITY
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

On May 30, 2024, the Company issued to the May Purchasers an aggregate of 200,000 Shares and 400,000 Warrants (consisting of 200,000 One-Year Warrants and 200,000 Five-Year Warrants) for an aggregate gross proceeds of $500,000. Upon the issuances of such shares of Common Stock, an aggregate of 1,260,000 May One-Year Warrants and 1,260,000 May Five-Year Warrants were issued to the May Purchasers and were immediately exercisable. The remaining shares were issued to an escrow account and such shares along with the May Warrants remain in escrow until the conditions in the May SPA are satisfied. The May Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $2.50 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the May Purchasers. If a May Purchaser fails to pay its required funding by the respective deadline, the May Purchaser’s entire commitment under the May SPA will become immediately due and payable. During the three months ended March 31, 2025, the Company issued 330,000 shares of Common Stock to the May Purchasers for proceeds of approximately $750,000. As of March 31, 2025, 1,901,281 May One-Year Warrants and 1,251,587 May Five-Year Warrants are outstanding.

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 120,000 shares of Common Stock at a price per share of $2.50 and an aggregate of 240,000 warrants, consisting of (i) 120,000 warrants with a term of one year and (ii) 120,000 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $2.50 per share. As of March 31, 2025, all 240,000 warrants remain outstanding.

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

On August 30, 2024, in connection with the August SPA and the Assignment Agreement, the Company issued to the August Purchasers an aggregate of 100,000 shares for an aggregate gross proceeds of $500,000. The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025.

For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an August Purchaser fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of March 31 2025, the Company has experienced delays in funding, from one of the investors under the August SPA. in the aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such amounts or any future required fundings by investors will be made.

On August 26, 2024, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on August 26, 2024 (the “SEPA Effective Date”) and terminating on the 36-month anniversary of the SEPA Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to an amount equal to 100% of the aggregate volume traded of the Company’s Common Stock on Nasdaq for the five trading days immediately preceding an Advance notice. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily VWAP of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.” Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of shares of Common Stock issued and sold pursuant to such Advance notice will be reduced to the greater of (i) 30% of the trading volume of the Common Stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (ii) the number of shares of Common Stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of shares of Common Stock equal to the quotient of (a) the number of shares in the Advance notice requested by the Company divided by (b) 0.30. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee (the “Commitment Fee”) of $500,000 by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock (“Commitment Shares”). During the three months ended March 31, 2025, the Company issued an aggregate of 1,500,000 shares of Common Stock to Yorkville.

The Company accounts for the SEPA as a derivative that grants the Company the right, but not the obligation, to issue additional shares of Common Stock. Due to certain settlement provisions, the SEPA is precluded from equity classification. The SEPA derivative is recognized at inception and accounted for on a fair value basis. The Company determined the fair value of the SEPA derivative at inception and as of March 31, 2025 to be de minimis.

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account as of March 31, 2025.

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

During the quarter ending March 31, 2025, Purchasers exercised 787,132 Committed Warrants to purchase 787,132 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.5 million, and such Purchasers were or shall be issued 787,132 shares of Common Stock, 787,132 Escrow Shares, and 1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of March 31 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants, which are all outstanding as of March 31, 2025. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

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

2023 Long-Term Incentive Plan

In connection with the Closing, the 2023 Long-Term Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2023 Plan is administered by the Board of Directors. The 2023 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2023 Plan may total up to 2,942,245 shares of Common Stock. As of March 31, 2025, 3,332,115 shares remained available for grant under the 2023 Plan.
NOTE J — EQUITY-BASED COMPENSATION
Option Awards
2025 Activity
Generally, options have a service vesting condition of 25% cliff after 1 year and then monthly thereafter for 36 months (2.067% per month).
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the options granted:

Three Months Ended March 31,
2024
Expected term	5.0 years
Risk-free interest rate	4.13%
Dividend yield	0.00%
Volatility	54.79%
There were no stock options granted for the period ended March 31, 2025.
A summary of option activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	1,386,400	$4.90	$2.58	8.59
Outstanding as of March 31, 2025	1,386,400	$4.90	$2.58	8.09
Vested and expected to vest as of March 31, 2025	1,386,400	$4.90	$2.58	8.09
Exercisable as of March 31, 2025	1,019,121	$4.42	$2.27	8.01
The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2025 was $91,919 and $76,877, respectively. At March 31, 2025, future stock-based compensation for options granted and outstanding of $1,016,182 will be recognized over a remaining weighted-average requisite service period of 0.86.
The Company recorded stock-based compensation expense related to options of $116,525 and $406,980 in the three months ended March 31, 2025 and 2024, respectively, to the accompanying unaudited condensed consolidated statements of operations.
Common Stock Warrants

Compensatory Warrants

As of March 31, 2025, there were 955,359 warrants outstanding at a weighted average exercise price of $3.20 per share, with expiration dates ranging from 2028 to 2033. No compensatory warrants were issued during the period ended March 31, 2025.
The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the AFG and compensatory warrants granted:

Three Months Ended March 31,
2024
Expected term	3 years
Risk-free interest rate	4.46%
Dividend yield	0.00%
Volatility	55.14%
The Company has recorded stock-based compensation related to its options, restricted share awards, and warrants in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
General and administrative	$335,402	$334,049
Research and development	10,110	72,931
	$345,512	$406,980
Stock-based compensation capitalized as part of capitalized software costs for the three months ended March 31, 2025 and 2024 was $5,731 and $291,725, respectively, which is in addition to amounts included in the table above.

Restricted share awards

During the three months ended March 31, 2025, the Company issued 223,586 restricted share awards to certain of its directors and officers. All of the restricted share awards granted vested immediately upon grant. The fair value of a restricted share award is equal to the fair market value price of the Company's Common Stock on the date of grant. The Company recorded stock-based compensation expense of $228,987 for the three months ended March 31, 2025 related to these restricted share awards.

The following table summarizes activity related to restricted share awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	—	$—
Granted	223,586	$1.02
Vested	(223,586)	$1.02
Nonvested at March 31, 2025	—	$—
NOTE K — RELATED PARTY TRANSACTIONS
AFG Reseller Agreement

On August 19, 2023, the Company entered into the Reseller Agreement, providing for, among other things, AFG to act as the Company’s exclusive reseller of certain products on terms and conditions set forth therein and, as partial consideration to AFG for such services, the Company issued 1,750,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger. Additionally, the Company issued AFG a warrant to purchase up to 3,750,000 shares of Common Stock, with each warrant exercisable for one share of Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant (Note H). The Company terminated the Reseller Agreement in January 2025, resulting in the forfeiture of the 3,750,000 warrants.

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of March 31, 2025, $0 and $176,060 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2024, $0 and $185,029 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet. During the three months ended March 31, 2025 and 2024, the Company recorded professional and other fees and cost related to consulting services from related parties of $77,299 and $58,785, respectively, within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Related Party Advance

The Company received non-interest bearing and payable upon demand related party advances from DHC’s Sponsor in connection with the Merger. As of March 31, 2025, the Company had $693,036 in related party advances in the accompanying unaudited consolidated balance sheets.
AFG Claims Assignment

In January 2025, the Company entered into a Claims Assignment Agreement with a related party that is also party to the May SPA. Pursuant to the Claims Assignment Agreement, the Company purchased the related party’s rights to damages related to the AFG litigation (Note L) for $525,000 which satisfied the related party’s obligations under the May SPA. The Company expensed the $525,000 within general and administrative expenses during the three months ended March 31, 2025.
NOTE L — COMMITMENTS AND CONTINGENCIES
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

During the three months ended March 31, 2025, the Company’s operating lease costs were $53,051. As of March 31, 2025, the remaining term of the Company’s operating lease was 2.4 years and the discount rate was 8%.

Operating cash used in operating leases was $51,491 during the three months ended March 31, 2025.

Future maturities of the operating lease liability was as follows as of March 31, 2025:

Years Ending December 31:
2025 (remaining nine months)	$141,209
2026	193,289
2027	131,411
Total future minimum payments	465,909
Less imputed interest	(44,008)
Present value of lease liabilities	$421,901

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

NOTE M — SUBSEQUENT EVENTS

Financing Registration Statements

The Company has primarily financed its operations through a series of securities purchase agreements, promissory notes, and other equity and debt financings with affiliates and non-affiliates (“Financing Arrangements”). Pursuant to the respective transaction documents, the Company filed multiple resale registration statements on Form S-1 (“Financing Registration Statements”) with respect to the Common Stock, warrants, and Common Stock underlying warrants sold or to be sold under certain of these Financing Arrangements. However, these Financing Registration Statements became stale on March 31, 2025, the date of the filing of our 2024 Annual Report, because the financial statements included in the Financing Registration Statements did not meet the SEC’s currency requirements as of March 31, 2025. Subsequent to March 31, 2025, and until we file post-effective amendments to the Financing Registration Statements with the SEC, in the event (i) the Company issues any warrants or Common Stock and (ii) any of the Company’s outstanding warrants are exercised, each under the applicable Financing Arrangement, the issuance and resale, respectively, of these securities would not be considered registered under the Securities Act of 1933, as amended, and instead any resale would be saleable under the provisions of Rule 144 of the Securities Act of 1933, as amended.

The Cataneo Purchase Agreement

On May 26, 2025, the Company entered into that certain Addendum II to the Share Purchase and Transfer Agreement (the “Addendum II”) with Christian Unterseer, in his individual capacity (“Unterseer”), CUTV GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“CUTV”), and CUNEO AG, a stock corporation incorporated under the laws of the Federal Republic of Germany (“Cuneo” and together with Unterseer and CUTV, the “Sellers”) (as amended by the Addendum, the "Purchase Agreement"), pursuant to which the parties further amended certain provisions of the Purchase Agreement to provide the parties additional time to prepare for and close the Acquisition. More specifically, the Addendum II amends the Purchase Agreement to, among other things, provide for additional temporary suspensions of Sellers’ right to withdraw until June 30, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “BEN” refer to Brand Engagement Network Inc., a Delaware corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”) and with the unaudited consolidated financial statements and related notes thereto presented in this Report.

Overview

We are an emerging provider of conversational artificial intelligence (“AI”) assistants, with the purpose of transforming engagement and analytics for businesses through our security-focused, multimodal communication and human-like AI assistants. Our AI assistants are built on proprietary natural language processing, anomaly detection, multisensory awareness, sentiment and environmental analysis, as well as real-time individuation and personalization capabilities. We believe these powerful tools will empower businesses to elevate customer experiences, optimize cost management and supercharge operational efficiency. Our platform is designed to configure, train and operate AI assistants that engage with professionals and consumers through multiple channels, boosting customer experience and providing instant personalized assistance for consumers in the automotive and healthcare markets.

We still hold significant intellectual property in the form of a patent portfolio that we believe will be a cornerstone of our artificial intelligence solutions for certain industries that we expect to target, including the automotive, healthcare, and financial services industries.
Recent Events

The Cataneo Purchase Agreement

On October 29, 2024, Company entered into a Share Purchase and Transfer Agreement with Christian Unterseer, in his individual capacity (“Unterseer”), CUTV GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“CUTV”), and CUNEO AG, a stock corporation incorporated under the laws of the Federal Republic of Germany (“Cuneo” and together with Unterseer and CUTV, the “Sellers”) (as amended by the Addendum, the "Purchase Agreement") pursuant to which the Sellers have agreed to sell all of the outstanding equity interests of Cataneo GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“Cataneo”) to the Company for an aggregate purchase price of $19.5 million, consisting of (i) $9.0 million in cash (the "Cash Consideration") and (ii) 4,200,000 shares of the Company's Common Stock at an agreed upon value of $2.50 per share (“Equity Consideration,” collectively with the Cash Consideration, the “Consideration Shares”) (the transactions governed by the Purchase Agreement, the “Acquisition”), subject to customary adjustments. Prior to the closing of the Acquisition (the “Cataneo Closing Date”), the Sellers may elect to convert a portion of the Equity Consideration to cash for up to $3.0 million at a price per share of $2.50 (the “Cash Election”). Additionally, an aggregate of 400,000 shares of Common Stock issued as part of the Equity Consideration shall be subject to an escrow arrangement for a period of one year (the "Escrow Period") following Cataneo Closing Date (the “Escrow Shares”). The Escrow Shares may be utilized to offset certain claims, fines, penalties, outstanding debts or other costs owed by the Sellers following the Cataneo Closing Date. Thirty days prior to the end of the Escrow Period, certain of the Sellers shall have the right, but not the obligation, to cause the Company to repurchase their portion of the Escrow Shares at a price per share of $2.50.

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

The transaction is expected to close in the first half of 2025 and is subject to conditions, including, (i) the making of the Cash Election, (ii) the initiation of the process to register for resale the Equity Consideration, (iii) written confirmation that the Company has not received any delisting notice or similar notification affecting its listing status with the Nasdaq Stock Market LLC (“Nasdaq”), (iv) the execution by one or several of the Company's major stockholders of a personal guarantee of the Agreed Share Value (as defined therein) for a period of one year following the Cataneo Closing Date (the “Personal Guarantee”), (v) the obtaining of joint approval of the terms of the financing of the cash purchase price of the Acquisition by the Company and the Sellers, (vi) the receipt of customary third-party approvals and the release of the Sellers from customary bank guarantees, securities and indemnities, and (vii) the Company's board of directors' approval of the Company's due diligence investigation (collectively, the “Closing Conditions”). The Company intends to finance the transaction through third-party financing, which may take the form of debt or equity.

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

On February 6, 2025, the Company and the Sellers entered into that certain Addendum to Share Purchase and Transfer Agreement (the “Addendum I”), pursuant to which the parties amended certain provisions of the Purchase Agreement to provide the parties additional time to prepare for and close the Acquisition. More specifically, the Addendum I amends the Purchase Agreement to, among other things: (i) provide that the Company pay to Mr. Unterseer, as authorized recipient of the Sellers $0.35 million as a partial down payment ("Initial Down Payment") on the Cash Consideration by February 13, 2025, which amount was paid in full on February 12, 2025 and temporarily suspend Sellers' right to withdraw from the Purchase Agreement until February 28, 2025, unless the Company fails to pay the Initial Down Payment; (ii) provide for additional temporary suspensions of Sellers' right to withdraw for two successive one-month periods through April 30, 2025, dependent upon the Company's payment each month of a down payment of $0.10 million to Mr. Unterseer, as authorized recipient of the Sellers (each an “Additional Down Payment”), with each Additional Down Payment to be credited toward the Cash Consideration to be owed by the Company, which amounts were paid in full as of May 30, 2025; (iii) add a requirement of Sellers to use their best efforts to coordinate and to cause Cataneo to work with the Company and the Company's financial advisors towards the implementation of the percentage of completion method of accounting for past and current customer projects; (iv) provide that Sellers' agree to rescind Sellers' previous notification to exercise their right (the “Election Right”) to receive the Equity Consideration in the amount of $3.0 million in cash instead of Consideration Shares as set forth in the Purchase Agreement, provided that the Sellers' may re-exercise such Election Right prior to the Closing of the Acquisition; (v) waive Sellers' right to approve the terms of the financing of the transaction; and (vi) provide that if the Purchase Agreement were to be terminated upon the Company's failure to pay or the expiration of April 30, 2025, or for other reasons the Company withdraws from the Purchase Agreement pursuant to the early termination provisions of the Purchase Agreement or should the Purchase Agreement terminate before Closing, Seller's agree to set-off under certain circumstances any claims Sellers may have pursuant to such early termination provisions of the Purchase Agreement against the Initial Down Payment and any Additional Down Payment; however, the remainder of the Initial Down Payment and any Additional Down Payment will not be repayable to the Company by Sellers. As of May 30, 2025, the Company has paid an aggregate of $550,000 towards the Cash Consideration to be owed by the Company.

On May 26, 2025, the Company and the Sellers entered into that certain Addendum II to Share Purchase and Transfer Agreement (the “Addendum II”), pursuant to which the parties further amended certain provisions of the Purchase Agreement to provide the parties additional time to prepare for and close the Acquisition. More specifically, the Addendum II amends the Purchase Agreement to, among other things, provide for additional temporary suspensions of Sellers’ right to withdraw until June 30, 2025.

Financing Registration Statements

The Company has primarily financed its operations through a series of securities purchase agreements, promissory notes, and other equity and debt financings with affiliates and non-affiliates (“Financing Arrangements”). Pursuant to the respective transaction documents, the Company filed multiple resale registration statements on Form S-1 (“Financing Registration Statements”) with respect to the Common Stock, warrants, and Common Stock underlying warrants sold or to be sold under certain of these Financing Arrangements. However, these Financing Registration Statements became stale on March 31, 2025, the date of the filing of our 2024 Annual Report, because the financial statements included in the Financing Registration Statements did not meet the SEC’s currency requirements as of March 31, 2025. Subsequent to March 31, 2025, and until we file post-effective amendments to the Financing Registration Statements with the SEC, in the event (i) the Company issues any warrants or Common Stock and (ii) any of the Company’s outstanding warrants are exercised, each under the applicable Financing Arrangement, the issuance and resale, respectively, of these securities would not be considered registered under the Securities Act of 1933, as amended, and instead any resale would be saleable under the provisions of Rule 144 of the Securities Act of 1933, as amended. See “Liquidity and Capital Resources—Capital Resources and Available Liquidity” for additional details on our Financing Arrangements.

Yorkville Promissory Note

On November 11, 2024, the Company issued a non-convertible unsecured promissory note (the “Yorkville Promissory Note”) in the aggregate original principal amount of approximately $1.7 million to YA II PN, Ltd. (“Yorkville”). The Yorkville Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of March 31, 2025, the Company is in default on the Yorkville Promissory Note and there remains an unpaid and outstanding balance of $416,667. On May 28, 2025, the Company received a written notice of default from Yorkville. As of the date of this filing, Company management is in the process of negotiating with Yorkville and Yorkville has not initiated any further actions against the Company.

Cohen Convertible Note

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division in the principal amount of $1.9 million (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection with its merger with Prior BEN and DHC (as defined in Note C to our Notes to Unaudited Condensed Consolidated Financial Statements) (the merger, the “Business Combination”). Beginning on October 14, 2024, interest began accruing at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. During the three months ended March 31, 2025, $380,000 of the Cohen Convertible Note converted into, and the Company issued, 316,666 shares of Common Stock at $1.20 per share. The Cohen Convertible Note matured on March 14, 2025. As of March 31, 2025, the Company is in default on the Cohen Convertible Note and there remains an unpaid and outstanding balance of $760,000. As of the date of this filing, Company management is in the process of negotiating with Cohen and Cohen has not initiated any actions against the Company.

Warrant Exercise and Reload Agreement

On January 13, 2025, the Company entered into that certain Warrant Exercise and Reload Agreement (the “January Warrant Exercise Agreement”) with certain investors (the “Purchasers”). Pursuant to the August SPA (as defined below), the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the contribution warrant (the “Contribution Warrant”) to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account (the “Escrow Shares”).

Under the January Warrant Exercise Agreement, the exercise price of 1,074,999 May Warrants (as defined below) (the “Committed Warrants”) was reduced to $1.96 per share, until May 30, 2025, after which point the exercise price for any unexercised Committed Warrants shall automatically revert back to $2.50 per share. Pursuant to the January Warrant Exercise Agreement, the Purchasers agreed to exercise the Committed Warrants for cash on a schedule set forth in the January Warrant Exercise Agreement (the “Exercise Schedule”). Upon each Committed Warrant exercised in accordance with the Exercise Schedule, the Company shall issue (i) one new warrant to purchase one share of Common Stock exercisable for a term of two years and (ii) one new warrant to purchase one share of Common Stock exercisable for a term of five years, each with an exercise price of $1.71 per share (together, the “Reload Warrants”). Upon a Purchaser's completion in full under the Warrant Exercise but no later than May 30, 2025, all remaining May Warrants issued under the May SPA held by such Purchaser shall immediately upon completion of such exercise automatically be amended to become exercisable for $1.96 per share for the remainder of their term (the “Optional Warrants”). If a Purchaser exercises an Optional Warrant by June 30, 2025, the Company shall issue to such Purchaser (i) one new warrant to purchase one share of Common Stock with an exercise price of $1.71 per share with a term of two years and (ii) one new warrant to purchase one share of Common Stock with an exercise price of $1.71 with a term of five years (the “Optional Reload Warrants”). In addition, under the January Warrant Exercise Agreement, for each share of Common Stock for which a Purchaser exercises a Committed Warrant, one Escrow Share will be released from escrow and transferred to such Purchaser, for an aggregate of up to 1,074,999 Escrow Shares among all Purchasers, rounded down to the nearest whole share. Additionally, the exercise price of the Contribution Warrant was reduced to $1.71 per share.

During the quarter ending March 31, 2025, Purchasers exercised 787,132 Committed Warrants to purchase 787,132 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.5 million, and such Purchasers were or shall be issued 787,132 shares of Common Stock, 787,132 Escrow Shares, and

1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of March 31 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

AFG Subscription Agreement; Termination of Reseller Agreement

On August 19, 2023, the Company and AFG Companies Inc. (“AFG”) entered into a Reseller Agreement (the “Reseller Agreement”) providing for, among other things, AFG to act as BEN's exclusive reseller of certain products in a designated territory on certain terms and conditions. As partial consideration to AFG for such services to BEN, (i) Prior BEN issued to AFG a number of shares of Prior BEN common stock which converted into 1,750,000 shares of Common Stock and (ii) a non-transferable warrant to purchase up to 3,750,000 shares of Common Stock at a price of $10.00 per share, with AFG's right to exercise such warrant vesting based upon revenues earned from the sales of BEN products paid by AFG to BEN pursuant to the Reseller Agreement (the “Reseller Warrant”).

On September 7, 2023, the Company and AFG entered into a Subscription Agreement (the “AFG Subscription Agreement”) providing for (i) the purchase of shares of Prior BEN Common Stock in a private placement by the AFG and certain of its affiliates (the “AFG Investors”) as of immediately prior to the Closing Date, which converted into the right to receive 650,000 shares of Common Stock with an aggregate initial value of $6.5 million and (ii) the purchase of shares Common Stock in four installments commencing on March 14, 2025, with an aggregate purchase price of $26.0 million, at a purchase price per share prior to the installment purchase date that is the lesser of $10.00 and the average of the last reported sales prices of Common Stock for the twenty (20) trading days immediately preceding the applicable installment purchase date, subject to a floor price of $2.11 (the “AFG Installment Shares”).

On January 16, 2025, the Company filed a lawsuit against AFG and its Chief Executive Officer, Ralph Wright Brewer III, in the Northern District of Texas, Dallas Division alleging fraudulent misrepresentation, breach of contract, and the concealment of a ransomware attack on its own network shortly before the Reseller Agreement was executed (the “AFG Lawsuit”).

On January 17, 2025, the Company delivered a notice of termination (“Notice”) to AFG Companies, Inc. (“AFG”) terminating the Reseller Agreement. The Notice only applies to the Reseller Agreement and does not affect AFG's obligations under the Subscription Agreement; however, in light of the Notice and the AFG Lawsuit, the Company is uncertain whether AFG will fulfill its obligations under the Subscription Agreement. Accordingly, none of the information presented in this Report assumes that either the Reseller Warrant will become exercisable or that any AFG Installment Shares will be issued.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024
Revenues	$10,000	$49,790	$(39,790)
Operating expenses:
General and administrative	3,214,189	6,480,535	(3,266,346)
Depreciation and amortization	939,206	117,347	821,859
Research and development	10,697	250,671	(239,974)
Total operating expenses	4,164,092	6,848,553	(2,684,461)
Loss from operations	(4,154,092)	(6,798,763)	2,644,671
Other income (expenses):
Interest expense	(125,044)	(25,050)	(99,994)
Interest income	2	3,118	(3,116)
Change in fair value of warrant liabilities	614,892	(60,823)	675,715
Other	54,012	(2,891)	56,903
Other income (expenses), net	543,862	(85,646)	629,508
Net loss	$(3,610,230)	$(6,884,409)	$3,274,179
Revenues
During the three months ended March 31, 2025 and 2024, revenue was immaterial.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2025 were approximately $3.2 million, decrease of approximately $3.3 million, compared to the three months ended March 31, 2024. The decrease was primarily due transaction costs of $3.1 million incurred in connection with the Business Combination in the prior period, decreases in employee related costs of $0.8 million, partially offset by a increase in insurance of $0.2 million and $0.5 million associated with the AFG claims assignment. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.
Depreciation and amortization expenses
Depreciation and amortization expenses for the three months ended March 31, 2025 were approximately $0.9 million, an increase of approximately $0.8 million, compared to the three months ended March 31, 2024. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.
Research and development expenses
Research and development expenses for the three months ended March 31, 2025 were approximately $11,000, a decrease of approximately $0.2 million, compared to the three months ended March 31, 2024. The decrease in research and development expenses was primarily due to the sponsorship agreement with Korea University no longer being active and a decrease in stock compensation expense.

Change in fair value of warrant liabilities
Change in fair value of the warrant liabilities for the three months ended March 31, 2025 was approximately $0.6 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. The change in the fair value of the warrant liabilities was minimal during the three months ended March 31, 2024.

Liquidity and Capital Resources
Capital Resources and Available Liquidity
As of March 31, 2025, our principal source of liquidity was cash of approximately $0.2 million. We have financed operations to date with proceeds from the Yorkville Promissory Note, transactions with AFG, sales of our Common Stock, the SEPA (as defined below), warrant exercises and debt issuances to related and non-related parties. As described in Note A of our unaudited condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $50.6 million at March 31, 2025. We expect losses and negative cash flows to continue for the foreseeable future, primarily as a result of increased general and administrative expenses, continued product research and development and marketing efforts. Management anticipates that significant additional expenditures will be necessary to develop and expand our business, including through stock and asset acquisitions, before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Current available funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. Our history of losses, our negative cash flow from operations, our limited cash resources on hand and our dependence on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in their report to our consolidated financial statements as of and for the year ended December 31, 2024 with respect to this uncertainty.

The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties, including through the SEPA or other public offerings or private placements. However, the Company's cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.

Cohen Convertible Note

On April 12, 2024, we issued the Cohen Convertible Note, to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection the Business Combination. Beginning on October 14, 2024, interest began accruing at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. On the 14th day of each successive month commencing with January 14, 2025, the holder may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable conversion date (subject to the Floor Price, as defined therein). The Cohen Convertible Note matured on March 14, 2025. As of March 31, 2025, the Company is in default on the Cohen Convertible Note and there remains an unpaid and outstanding balance of $0.8 million. As of the date of this filing, Company management is in the process of negotiating with Cohen and Cohen has not initiated any actions against the Company.

May Private Placement

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “May Purchasers”), pursuant to which the Company sold to the May Purchasers an aggregate of 1,980,000 shares of Common Stock and 3,960,000 warrants, consisting of 1,980,000 warrants with a term of one year (the “May One-Year Warrants”) and 1,980,000 warrants with a term of five years (the “May Five-Year Warrants” together with the May One-Year Warrants, the “May Warrants”), for aggregate proceeds consisting of $4.4 million in cash and $0.5 million through the offset of an obligation of the Company to the May Purchasers. All May Warrants were originally exercisable for shares of Common Stock at an exercise price of $2.50 per share, which was later amended under the January Warrant Exercise Agreement (described below.) Pursuant to the May SPA, 1,780,000 shares of Common Stock and May Warrants to purchase 3,560,000 shares of Common Stock were put in escrow until each May Purchaser deposited certain amounts on a monthly basis with the Company. Upon payment of each required funding, a pro rata portion of the shares of Common Stock and May Warrants in escrow are to be issued and released to the May Purchasers. During the quarter ending March 31, 2025, a total of 330,000 shares of Common Stock were issued to the May Purchasers for an aggregate gross proceeds of $750,000, As of March 31, 2025, 1,901,281 May One-Year Warrants and 1,251,587 May Five-Year Warrants are outstanding.

July Private Placement

On July 1, 2024, the Company entered into a July Securities Purchase Agreement with The Williams Family Trust (the “July SPA”) for the issuance and sale of 120,000 shares of Common Stock and 240,000 warrants, consisting of 120,000 warrants with a term of one year (the "July One-Year Warrants") and 120,000 warrants with a term of five years (the ‘July Five-Year Warrants,” together with the July One-Year Warrants, the “July Warrants”) to The Williams Family Trust for an aggregate purchase price of $0.3 million. The July Warrants are exercisable for Common Stock at a price of $2.50 per share and were immediately issued upon the closing date of July 1, 2024. As of March 31, 2025, all 240,000 warrants remain outstanding.

August Private Placement

On August 26, 2024, we consummated a series of transactions (the “August Financing”) whereby we (i) agreed to issue 1,185,000 shares of our Common Stock at a price per share of $5.00 pursuant to that certain Securities Purchase Agreement, dated August 26, 2024 (the “August SPA”) by and among the Company and certain investors signatory thereto (the “August Purchasers”), (ii) issued 960,000 warrants to purchase our Common Stock at an exercise price of $5.00 (the “August Warrants”) pursuant to that certain Warrant Purchase Agreement, dated August 26, 2024 (the “Warrant Purchase Agreement”) by and among the Company and certain purchasers signatory thereto, and (iii) facilitated the transfer of 1,185,000 shares held by DHC Sponsor, LLC (“Sponsor”) issued in connection with the Company's predecessor, DHC Acquisition Corp.'s (“DHC”) initial public offering to the August Purchasers, pursuant to that certain share assignment and lockup release agreement (the “Assignment Agreement”) with certain members of Sponsor and certain other existing stockholders and affiliates of the Company and the August Purchasers in exchange for releases from certain restrictions on transfer.

On August 30, 2024, the Company issued to the August Purchasers an aggregate of 100,000 shares of Common Stock and 960,000 August Warrants, and the August Purchasers paid an aggregate of $0.5 million in connection with the closing of the August Financing.

The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025. Upon payment of each required funding, a pro rata portion of the shares of Common Stock and August Warrants in escrow are to be issued and released to the August Purchasers. If an investor fails to pay its required funding by the respective deadline, the investor's entire commitment under the August SPA will become immediately due and payable. As of March 31, 2025, the August SPA has been terminated with respect to certain August Purchasers who have exercised their portion of the Committed Warrants under the January Warrant Exercise Agreement. As of March 31, 2025, the Company has experienced delays in the exercise of warrants of one August Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent an August Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such August Purchaser under the August SPA and such obligations of any investor under the August SPA who is not an August Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the August Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement. For additional information, please see "Warrant Exercise and Reload Agreement" below.

Standby Equity Purchase Agreement

On August 26, 2024 (the “SEPA Effective Date”), the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50.0 million of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on the SEPA Effective Date and terminating on the 36-month anniversary of the SEPA Effective Date. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant notice: (i) 96% of the Market Price (as defined therein) for any period commencing on the receipt of the notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable notice date, and (ii) 97% of the Market Price for any three consecutive trading days commencing on the notice date. Issuances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an issuance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date. Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable period is less than the Volume Threshold (as defined therein), then the number of shares of Common Stock issued and sold pursuant to such notice will be reduced as prescribed in the SEPA. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $0.5 million by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock. During the quarter ending March 31, 2025, the Company issued an aggregate of 1,500,000 shares of Common Stock to Yorkville pursuant to the SEPA.

Yorkville Promissory Note

On November 11, 2024, the Company issued the Yorkville Promissory Note in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Yorkville Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Yorkville Promissory Note. The Yorkville Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of March 31, 2025, the Company is in default on the Yorkville Promissory Note and there remains an unpaid and outstanding balance of $0.4 million. On May 28, 2025, the Company received a written notice of default from Yorkville. As of the date of this filing, Company management is in the process of negotiating with Yorkville and Yorkville has not initiated any further actions against the Company.

Warrant Exercise and Reload Agreement

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account as of March 31, 2025.

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

During the quarter ending March 31, 2025, Purchasers exercised 787,132 Committed Warrants to purchase 787,132 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.5 million, and such Purchasers were or shall be issued 787,132 shares of Common Stock, 787,132 Escrow Shares, and 1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of March 31 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

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

On September 7, 2023, the Company and AFG entered into the AFG Subscription Agreement providing for (i) the purchase of shares of Prior BEN Common Stock in a private placement by the AFG Investors as of immediately prior to the Closing Date, which converted into the right to receive 650,000 shares of Common Stock with an aggregate initial value of $6.5 million and (ii) the purchase of shares Common Stock in four installments commencing on March 14, 2025, with an aggregate purchase price of $26.0 million, at a purchase price per share prior to the installment purchase date that is the lesser of $10.00 and the average of the last reported sales prices of Common Stock for the twenty (20) trading days immediately preceding the applicable installment purchase date, subject to a floor price of $2.11 (the “AFG Installment Shares”).

On January 17, 2025, the Company delivered the Notice to AFG terminating the Reseller Agreement. The Notice only applies to the Reseller Agreement and does not affect AFG's obligations under the Subscription Agreement; however, in light of the Notice and the AFG Lawsuit, the Company is uncertain whether AFG will fulfill its obligations under the Subscription Agreement. Accordingly, none of the information presented in this Report assumes that either the Reseller Warrant will become exercisable or that any AFG Installment Shares will be issued.

Cash Exercise of Warrants

There is no assurance that the holders of our warrants described under this section will elect to exercise for cash any or all of such warrants, especially when the trading price of our Common Stock is less than the exercise price per share of such warrants. We believe the likelihood that warrantholders will exercise their respective warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than the exercise price per share of a warrant, we expect that a warrantholder would not exercise their warrants. To the extent that any warrants are exercised on a “cashless basis” under certain conditions, we would not receive any proceeds from the exercise of such warrants.

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

Material Cash Requirements
Our material cash requirements include the following potential and expected obligations:

Bank Loans
As of March 31, 2025, we had four loans outstanding, all of which were assumed in the acquisition of DM Lab in May 2023, totaling approximately $0.9 million. The loans carry varying interest rates ranging from 4.667% to 6.69% and have varying maturity dates ranging from January to March 2025. The loans do not have optional or mandatory redemption or conversion features. In January 2025, we obtained a waiver to extend the due dates of the short-term debt to January 2026.

Research and Development Sponsorship

In December 2023, we entered into a research and development sponsorship agreement with Korea University for total consideration of up to 528.0 million Korean won (approximately $0.4 million) from January 2024 through December

2024. We can terminate the agreement upon 30 days written notice to Korea University. The sponsorship agreement with Korea University is no longer active.
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

The Cataneo Purchase Agreement

At closing of the Acquisition of Cantaneo, in addition to equity consideration, we have agreed to pay a cash purchase price of $9.0 million. We may also be required to make additional cash payments in exchange for shares of common stock paid as Equity Consideration. See “Recent Events—The Cataneo Purchase Agreement”.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(2,627,862)	$(4,549,929)
Cash used in investing activities	(110,274)	(171,065)
Cash provided by financing activities	2,825,092	6,340,264
Net increase in cash and cash equivalents	$86,956	$1,619,270
Operating activities
Cash used in operating activities was approximately $2.6 million during the three months ended March 31, 2025 primarily due to our net loss of approximately $3.6 million. The net loss included non-cash charges of approximately $0.8 million, which consisted of approximately $0.9 million of depreciation and amortization expense, $0.4 million in equity-based compensation expense, including the issuance of restricted shares, and non-cash interest expense, partially offset by $0.6 million gain due to the change in fair value of warrant liabilities. The net cash inflow of approximately $0.2 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $0.9 million, offset by an increase in prepaid expense and other current assets of $0.6 million and a decrease in operating lease liability of $0.1 million.
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

Investing activities

Cash used in investing activities during the three months ended March 31, 2025 was approximately $0.1 million, which consisted primarily of capitalized internal-use software costs.

Cash used in investing activities during the three months ended March 31, 2024 was approximately $0.2 million, which consisted primarily of capitalized internal-use software costs.
Financing activities
Cash provided financing activities during the three months ended March 31, 2025 was approximately $2.8 million, which consisted of proceeds received from the sale of Common Stock and proceeds from warrant exercises.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, found in our 2024 Annual Report.
Recent Accounting Pronouncements
See Note B to our consolidated financial statements, found in our 2024 Annual Report for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.
Off-Balance Sheet Financing Arrangements
We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2025, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed elsewhere in this Report, the Company completed the Merger on March 20, 2024. Prior to the Merger, DHC disclosed in the Risk Factors of its Form S-4/A filed on February 12, 2024, a material weakness in internal controls over financial reporting. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the lack in investment of resources into accounting and reporting functions to properly account for and prepare U.S. GAAP compliant financial statements on a timely basis and to properly document risks affecting financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system, the accounting for the merger with DPL, the accounting for the extinguishment of certain liabilities through the issuance of common stock or through the exercise of warrants, the improper classification of the acquired developed technology from DM Lab as an in-process research and development asset, and the delay in obtaining valuation reports as it relates to valuing equity grants. Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be detected.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response, the Company’s management has continued implementation of a plan to remediate this material weakness. These remediation measures are ongoing and include the following; hiring a Chief Financial Officer, which was completed in the fourth quarter of 2024, and adding additional review procedures by qualified personnel over complex accounting matters, which include engaging third-party professionals with whom to consult regarding complex accounting applications.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 26, 2025, the Company filed a First Amended Complaint against AFG in the Southern District of New York alleging breach of contract against AFG with respect to the AFG Subscription Agreement. Specifically, the Company alleges that AFG failed to fund its required March 13, 2025 payment in the amount of $6,500,000. In the lawsuit, the Company seeks actual damages in the amount of the missed payment, pre- and post-judgment interest, consequential damages and attorneys’ fees and costs. It also seeks a declaration from the court that AFG was and is obligated to purchase an aggregate of $6.5 million of additional shares of the Company’s Common Stock on each of the first four anniversaries of the Initial Offering Closing Date and Business Combination Closing (as defined in the AFG Subscription Agreement) pursuant to the AFG Subscription Agreement. On May 12, 2025, AFG filed an Answer and Counterclaims in which it denies the allegations of the lawsuit and asserts counterclaims for an unspecified amount of damages against the Company. Given that the litigation remains in its early stages, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Apart from the foregoing, we are not presently a party to any other legal proceedings that we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors

As of the date of this Report, there have been no material changes from the risk factors disclosed in our 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2025 Annual Meeting of Shareholders

The Company’s Board of Directors has not yet established the date of the Company’s 2025 annual meeting of shareholders. When the date is established, the Company will announce it in its filings made with the SEC.

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
2.1#^
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

2.3
Addendum to Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on February 12, 2025).

2.4
Addendum II to Share Purchase and Transfer Agreement, dated May 26, 2025, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 30, 2025).

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

10.1^
Warrant Exercise and Release Agreement, dated January 13, 2025, by and among Brand Engagement Network Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on January 14, 2025).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Brand Engagement Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Filed herewith
**     The certifications as Exhibit 32.1 and Exhibit 32.2 are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by the reference into any filing of Brand Engagement Network Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
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

Brand Engagement Network Inc. (Registrant)

Date: June 4, 2025	By:	/s/ Paul Chang
	Name:	Paul Chang
	Title:	Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: June 4, 2025	By:	/s/ Walid Khiari
	Name:	Walid Khiari
	Title:	Chief Financial Officer
(Principal Financial Officer)