Form 10-Q
period 2025-06-30
Brand Engagement Network Inc.
filed 2025-10-14
CIK 1838163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of September 30, 2025, 44,880,795 shares of the Issuer’s common stock, $0.0001 par value per share, and 10,315,024 public warrants representing the right to acquire one share of the Issuer’s common stock for $11.50, were outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans, objectives of management, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including industry trends, inflation and interest rate trends and impacts and other macro-economic impacts on our business, results of operations and financial condition and governmental and our responses to such events, including those identified in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in Part II, Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Part I. Financial Information

Item 1. Financial Statements

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024*
ASSETS
Current assets:
Cash and cash equivalents	$20,356	$149,273
Accounts receivable, net of allowance	9,000	30,888
Due from Sponsor	-	3,000
Prepaid expenses and other current assets	1,922,645	1,042,398
Total current assets	1,952,001	1,225,559
Property and equipment, net	280,152	292,757
Right of use asset - operating lease	420,062	507,182
Intangible assets, net	14,369,717	16,124,370
TOTAL ASSETS	$17,021,932	$18,149,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,611,776	$5,995,235
Accrued expenses	2,709,576	4,593,712
Due to related parties	-	693,036
Short-term debt	2,354,306	1,655,080
Convertible note	760,000	1,140,000
Operating lease liability	-	173,497
Total current liabilities	10,435,658	14,250,560
Operating lease liability	366,255	335,766
Warrant liabilities	494,873	919,050
Total liabilities	11,296,786	15,505,376

Commitments and contingencies (Note L)

Stockholders’ equity:
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. There are no shares issued or outstanding as of June 30, 2025 or December 31, 2024	—	—
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of June 30, 2025 and December 31, 2024, respectively, 43,801,488 and 39,573,988 shares issued and outstanding	4,381	3,957
Additional paid-in capital	55,443,064	49,657,684
Accumulated deficit	(49,722,299)	(47,017,149)
Total stockholders’ equity	5,725,146	2,644,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	17,021,932	$18,149,868

* Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$5,000	$—	$15,000	$49,790
Cost of revenues	—	—	—	—
Gross profit	5,000	—	15,000	49,790
Operating expenses:
General and administrative	1,848,021	5,255,136	5,062,210	11,765,671
Depreciation and amortization	974,889	682,244	1,914,095	799,591
Research and development	7,398	355,565	18,095	606,236
Total operating expenses	2,770,308	6,292,945	6,994,400	13,171,498
Loss from operations	(2,825,308)	(6,292,945)	(6,979,400)	(13,121,708)
Other income (expenses):
Interest expense	(21,609)	(19,403)	(146,651)	(44,453)
Interest income	—	114	—	3,232
Gain on debt extinguishment	3,959,054	1,847,992	3,959,054	1,847,992
Change in fair value of warrant liabilities	(190,715)	1,456,661	424,177	1,395,838
Other	(16,342)	(42,123)	37,670	(15,014)
Other income (expenses), net	3,730,388	3,243,241	4,274,250	3,187,595
Income (loss) before income taxes	905,080	(3,049,704)	(2,705,150)	(9,934,113)
Income taxes	—	—	—	—
Net income (loss)	$905,080	$(3,049,704)	$(2,705,150)	$(9,934,113)
Net income (loss) per common share- basic and diluted	$0.02	$(0.09)	$(0.07)	$(0.34)
Weighted-average common shares - basic and diluted	42,166,121	33,993,867	41,240,177	29,635,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2024	—	$—	38,168,988	$3,957	$49,657,684	$(47,017,149)	$2,644,492
Sale of common stock	—	—	1,186,426	86	1,325,456	—	1,325,542
Stock issued in conversion of convertible notes	—	—	316,666	32	379,968	—	380,000
Stock issued for Standby Equity Purchase Agreement liability	—	—	643,574	64	432,418	—	432,482
Warrant exercises	—	—	787,132	79	1,499,471	—	1,499,550
Stock-based compensation, including vested restricted shares	—	—	223,586	22	374,904	—	374,926
Stock issued in settlement of liabilities	—	—	588,026	59	265,435	—	265,494
Net loss	—	—	—	—	—	(3,610,230)	(3,610,230)
Balance at March 31, 2025	—	—	41,914,398	4,299	53,935,336	(50,627,379)	3,312,256
Stock-based compensation, including vested restricted shares	—	—	—	—	128,839	—	128,839
Warrant exercises	—	—	25,510	3	49,997	—	50,000
Issuance of common shares	—	—	786,580	79	1,328,892	—	1,328,971
Net income	—	—	—	—	—	905,080	905,080
Balance at June 30, 2025	—	$—	42,726,488	$4,381	$55,443,064	$(49,722,299)	$5,725,146

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2023	—	$—	23,270,404	$2,327	$30,993,846	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization	—	—	7,885,220	789	(10,722,277)	—	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement	—	—	1,750,000	175	13,474,825	—	13,475,000
Sale of common stock	—	—	645,917	65	6,324,935	—	6,325,000
Warrant exercises	—	—	40,514	4	15,260	—	15,264
Stock-based compensation	—	—	—	—	698,705	—	698,705
Net loss	—	—	—	—	—	(6,884,409)	(6,884,409)
Balance at March 31, 2024	—	$—	33,592,055	$3,360	$40,785,294	$(20,186,129)	$20,602,525
Stock issued in settlement of accounts payable and loans payable	—	—	93,333	9	321,999	—	322,008
Sale of common stock	—	—	877,500	198	1,993,552	—	1,993,750
Warrant exercises	—	—	13,505	1	4,999	—	5,000
Stock-based compensation, including vested restricted shares	—	—	381,915	42	768,497	—	768,539
Net loss	—	—	—	—	—	(3,049,704)	(3,049,704)
Balance at June 30, 2024	—	—	34,958,308	3,610	43,874,341	(23,235,833)	20,642,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,705,150)	$(9,934,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,914,095	799,591
Allowance for uncollected receivables	30,000	30,000
Write off of deferred financing fees	—	1,427,729
Change in fair value of warrant liabilities	(424,177)	(1,395,838)
Gain on debt extinguishment	(3,959,054)	(1,847,992)
Stock based compensation, including the issuance of restricted shares	498,440	1,262,090
Non-cash interest expense	86,042	—
Reduction in right of use asset	87,120	—
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(877,247)	(793,008)
Accounts receivable	(8,112)	(20,000)
Accounts payable	600,842	3,591,279
Accrued expenses	(336,925)	(1,730,320)
Deferred revenue	—	(2,290)
Operating lease liability	(143,008)	—
Net cash used in operating activities	(5,237,134)	(8,612,872)
Cash flows from investing activities:
Purchase of property and equipment	—	(26,316)
Capitalized internal-use software costs	(141,512)	(73,414)
Net cash used in investing activities	(141,512)	(99,730)
Cash flows from financing activities:
Cash and cash equivalents acquired in connection with the reverse recapitalization	—	858,292
Proceeds from the sale of common stock	2,654,513	8,518,750
Proceeds received from option and warrant exercises	1,549,550	20,264
Payment of financing costs	—	(858,292)
Proceeds from short term loans	1,102,866	—
Repayment of short term loans	(57,200)	—
Payment of related party note	—	(80,000)
Net cash provided by financing activities	5,249,729	8,459,014
Net decrease in cash and cash equivalents	(128,917)	(253,588)
Cash and cash equivalents at the beginning of the period	149,273	1,685,013
Cash and cash equivalents at the end of the period	$20,356	$1,431,425

	Six Months Ended June 30,
	2025	2024
Supplemental Non-Cash Information
Settlement of accounts payable and debt into common shares	$—	$322,008
Issuance of common stock pursuant to Reseller Agreement	$—	$13,475,000
Settlement of accounts payable into convertible note	—	1,900,000
Financing costs in accrued expenses	—	200,000
Issuance of common stock for Standby Equity Purchase Agreement liability	$432,482	$—
Stock-based compensation capitalized as part of capitalized software costs	$5,325	$205,154
Settlement of liabilities into common shares	$265,494	$—
Conversion of convertible notes into common shares	$380,000	$—

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had an accumulated deficit of $49,722,299, a net income of $905,080 and a net loss of $2,705,150 for the three and six months ended June 30, 2025, respectively, and net cash used in operating activities of $5,237,134 during the six months ended June 30, 2025. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). On August 26, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell up to $50,000,000 of its shares of Common Stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. However, the Company’s ability to access the proceeds from the SEPA is subject to market conditions, such as trading volume, the price of the Company’s Common Stock and other factors beyond the Company’s control. The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited interim results

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited financial statements and the notes thereto as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all normal, recurring adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year.

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

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company. Significant expenses are not regularly available or reviewed by the CODM. Other segment expenses include other income (expenses), net, which were $3,730,388 and $3,243,241 during the three months ended June 30, 2025 and 2024 and $4,274,250 and $3,187,959 during the six months ended June 30, 2025 and 2024.

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

Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of June 30, 2025 and December 31, 2024 are net of an allowance for expected credit losses amounting to $0 and $20,000, respectively.

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three and six months ended June 30, 2025 or 2024.

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

During the three and six months ended June 30, 2025 and 2024, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.

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

The Black-Scholes model assumptions are further described below:

●	Common stock — the fair value of the Company’s Common Stock.

●	Expected Term — The expected term of employee options with service-based vesting is determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of nonemployee options is equal to the contractual term.

●	Expected Volatility — The Company lacks its own historical stock data. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly traded set of peer companies.

●	Risk-Free Interest Rate — The Company bases the risk-free interest rate on the U.S. Treasury yield curve commensurate with the expected term of each option.
●	Expected Dividend —The Company has never declared or paid any cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

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

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the three and six months ended June 30, 2025.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within statement of operations. Foreign currency transaction gains and losses were not material for the three and six months ended June 30, 2025 and 2024.

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

Level 3 — assets and liabilities whose significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$—	$310,480	$—
Warrant liabilities - Private Placement Warrants	$—	$184,393	$—
Total Warrant Liabilities	$—	$494,873	$—

	Fair value measurement at reporting date using
December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$—	$576,606	$—
Warrant liabilities - Private Placement Warrants	$—	$342,444	$—
Total Warrant Liabilities	$—	$919,050	$—

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

Gain on debt extinguishment

Gain on extinguishment of debt for the six months ended June 30, 2025 was approximately $4.0 million, related to settlement of due to related parties (see note K), accounts payable and accrued expenses. through negotiated cash settlement. Gain on extinguishment of debt for the three and six months ended June 30, 2024 was approximately $1.8 million, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement.

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

The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	June 30,
	2025	2024
Unvested restricted shares	687,830	35,461
Options	1,386,400	2,508,553
Warrants	16,440,962	22,931,826
Convertible note (as converted)	633,334	1,583,334
Total	19,148,526	27,059,174

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

March 14, 2024
Cash and cash equivalents	$858,292
Due from Sponsor	3,000
Prepaid and other current assets	16,824
Accounts payable	(2,352,328)
Accrued expenses	(5,782,211)
Due to related parties	(693,036)
Warrant liability	(1,913,737)
Net liabilities assumed	$(9,863,196)

Total transaction costs were $4,121,000, of which $858,292 were charged directly to additional paid-in capital to the extent of cash received.

NOTE D — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Security deposits	$107,226	$108,441
Cataneo GmbH deposit	550,000	—
Prepaid VAT	15,175	32,468
Prepaid professional fees	514,707	284,081
Prepaid insurance	648,064	567,977
Prepaid other	87,473	49,431
Prepaid expenses and other current assets	$1,922,645	$1,042,398

NOTE E — PROPERTY AND EQUIPMENT, NET

Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.

Property and equipment consists of the following:

	June 30, 2025	December 31, 2024
Equipment	$339,090	$337,856
Furniture	351,286	348,754
Capitalized software	217,003	216,751
Total	907,379	903,361
Accumulated depreciation and amortization	(627,227)	(610,604)
Property and equipment, net of accumulated depreciation and amortization	$280,152	$292,757

For the three months ended June 30, 2025 and 2024 depreciation and amortization of property and equipment totaled $8,328 and $55,792, respectively. For the six months ended June 30, 2025 and 2024 depreciation and amortization of property and equipment totaled $16,623 and $138,078, respectively.

NOTE F — INTANGIBLE ASSETS

The following table summarizes intangible assets included on the consolidated balance sheet:

	June 30, 2025
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,864	$(588,097)	$671,767
Developed technology	17,941,538	(4,243,588)	13,697,950
Total	$19,201,402	$(4,831,685)	$14,369,717

	December 31, 2024
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,864	$(517,960)	$741,904
In-process research and development	17,755,347	(2,372,881)	15,382,466
Total	$19,015,211	$(2,890,841)	$16,124,370

Total amortization expense including amortization related to developed software was $966,561 and $626,452 for the three months ended June 30, 2025 and 2024, respectively. Total amortization expense including amortization related to developed software was $1,897,472 and $661,513 for the six months ended June 30, 2025 and 2024, respectively.

Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2025 (remaining 6 months)	$1,742,683
2026	3,824,905
2027	3,739,302
2028	3,696,501
2029	1,304,560
Thereafter	61,766
$14,369,717

NOTE G — ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
Accrued professional fees	$—	$2,747,211
Accrued compensation and related expenses	1,396,126	1,730,043
Due to related party	1,147,472	—
Accrued other	65,500	116,458
Accrued interest	100,478	—
Accrued expenses	$2,709,576	$4,593,712

NOTE H — DEBT

Promissory Note

On November 11, 2024, the Company issued a promissory note in the aggregate original principal amount of approximately $1,700,000 to Yorkville (the “Promissory Note”). The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Company was required to make monthly cash payments beginning on December 15, 2024, and continuing on the same day of each successive calendar month of principal in the amount of the sum of (i) $0.4 million of principal (or the outstanding principal amount if less than such amount), plus (ii) a payment premium in an amount equal to 5% of the principal amount being paid, if applicable, and (iii) any accrued and unpaid interest as of each Installment Date. The Company shall, at its own option, repay each Installment Amount either (i) in cash on or before each Installment Date, or (ii) by submitting one or more advance notice(s) under the SEPA (as defined below), on or before the applicable Installment Date, or any combination of (i) or (ii) as determined by the Company. If the Company repays the Installment Amount in cash, the cash payment shall include the Payment Premium. If the Company elects an Advance Repayment for all or a portion of an Installment Amount, then no Payment Premium will apply. In addition, for so long as the Promissory Note is outstanding, with respect to any advance notice submitted by the Company under the SEPA, the Company shall select an Option 2 Pricing Period (as defined in the SEPA), unless otherwise agreed by Yorkville. The Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of June 30, 2025, the Company is in default with the Promissory Note and recognized incremental default interest during the period ended June 30, 2025.

During the six months ended June 30, 2025, 643,574 shares of Common Stock were issued to Yorkville resulting in the reduction of the Promissory Note of $432,482. During the three and six months ended June 30, 2025, the Company recognized $35,404 and $125,556 in interest expense related to the Promissory Note, respectively. As of June 30, 2025, the remaining balance of $416,667 was included within short-term debt in the accompanying consolidated balance sheets. On May 28, 2025, the Company received a written notice of default from Yorkville. As of the date of this filing, Company management is in the process of negotiating with Yorkville and Yorkville has not initiated any further actions against the Company.

Convertible Notes

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) in the principal amount of $1,900,000 (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1,900,000 related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note was March 14, 2025. During the three and six months ended June 30, 2025, the Company recognized $16,193 and $33,075 in interest expense related to the Cohen Convertible Note. As of June 30, 2025, the Company was in default of the Cohen Convertible Note. As of the date of this filing, Company management is in the process of negotiating with Cohen and Cohen has not initiated any actions against the Company.

On December 14, 2024 (the “First Conversion Date”), $760,000 of the Cohen Convertible Note converted into 633,333 shares of Common Stock at $1.20 per share (the “Floor Price”). On the 14th day of each successive month commencing with January 14, 2025 (each such day, an “Additional Conversion Date” and together with the First Conversion Date, the “Conversion Dates”), CCM may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share (the “Conversion Purchase Price”) equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (subject to the Floor Price). During the three and six months ended June 30, 2025, $0 and $380,000 of the Cohen Convertible Note converted into 316,666 shares of Common Stock at $1.20 per share, respectively. As of June 30, 2025, the remaining balance of $760,000 was included within the convertible note in the accompanying consolidated balance sheets.

Short-term Debt Related to Acquisition of DM Lab

As of June 30, 2025, the Company had four loans outstanding that were assumed in the DM Lab transaction, totaling $891,974, a decrease of $252,601 from the acquisition date due to the amount converted to equity on May 25, 2023. The loans carry varying interest rates ranging from 4.667% to 6.69%. During the three months ended June 30, 2025 and 2024 the Company incurred interest expense of $6,651 and $11,404, respectively, which is included in interest expense in the unaudited condensed consolidated statement of operations. During the six months ended June 30, 2025 and 2024 the Company incurred interest expense of $21,243 and $27,020, respectively, which is included in interest expense in the unaudited condensed consolidated statement of operations. All loans are due within 12 months from the balance sheet date and have no optional or mandatory redemption or conversion features. These obligations have been classified as current liabilities on the balance sheet and the fair value of the loans approximates the carrying amount due to their short-term nature. Additionally, there are no associated restrictive covenants, third-party guarantees, or pledged collateral. As of the reporting date, there have been no defaults on these loans. In January 2025, the Company obtained a waiver to extend the due dates of $668,674 of its short-term debt to January 2026.

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

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “May Purchasers”), pursuant to which the Company agreed to issue and sell to the May Purchasers an aggregate of 191,980,000 shares of Common Stock of the Company at a price per share of $2.50 and an aggregate of 3,960,000 warrants to purchase 3,960,000 shares of Common Stock, which was divided into two tranches consisting of (i) 1,980,000 warrants immediately exercisable for a term of one year from (the “May One-Year Warrants”) and (ii) 1,980,000 warrants immediately exercisable for a term of five years (the “May Five-Year Warrants,” together with the May One-Year Warrants, the “May Warrants”), each with an exercise price of $2.50 per share, subject to customary adjustments, for an aggregate purchase price of $4,950,000.

On May 30, 2024, the Company issued to the May Purchasers an aggregate of 200,000 Shares and 400,000 Warrants (consisting of 200,000 One-Year Warrants and 200,000 Five-Year Warrants) for an aggregate gross proceeds of $500,000. Upon the issuances of such shares of Common Stock, an aggregate of 1,260,000 May One-Year Warrants and 1,260,000 May Five-Year Warrants were issued to the May Purchasers and were immediately exercisable. The remaining shares were issued to an escrow account and such shares along with the May Warrants remain in escrow until the conditions in the May SPA are satisfied. The May Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $2.50 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the May Purchasers. If a May Purchaser fails to pay its required funding by the respective deadline, the May Purchaser’s entire commitment under the May SPA will become immediately due and payable. During the three months ended March 31, 2025, the Company issued 330,000 shares of Common Stock to the May Purchasers for proceeds of approximately $750,000. As of June 30, 2025, 1,901,281 May One-Year Warrants and 1,251,587 May Five-Year Warrants are outstanding.

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 120,000 shares of Common Stock at a price per share of $2.50 and an aggregate of 240,000 warrants, consisting of (i) 120,000 warrants with a term of one year and (ii) 120,000 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $2.50 per share. As of June 30, 2025, all 240,000 warrants remain outstanding.

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

For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an August Purchaser fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of June 30, 2025, the Company has experienced delays in funding, from one of the investors under the August SPA. in the aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such amounts or any future required fundings by investors will be made.

On August 26, 2024, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on August 26, 2024 (the “SEPA Effective Date”) and terminating on the 36-month anniversary of the SEPA Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to an amount equal to 100% of the aggregate volume traded of the Company’s Common Stock on Nasdaq for the five trading days immediately preceding an Advance notice. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily VWAP of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.” Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of shares of Common Stock issued and sold pursuant to such Advance notice will be reduced to the greater of (i) 30% of the trading volume of the Common Stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (ii) the number of shares of Common Stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of shares of Common Stock equal to the quotient of (a) the number of shares in the Advance notice requested by the Company divided by (b) 0.30. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee (the “Commitment Fee”) of $500,000 by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock (“Commitment Shares”). During the six months ended June 30, 2025, the Company issued an aggregate of 1,500,000 shares of Common Stock to Yorkville.

The Company accounts for the SEPA as a derivative that grants the Company the right, but not the obligation, to issue additional shares of Common Stock. Due to certain settlement provisions, the SEPA is precluded from equity classification. The SEPA derivative is recognized at inception and accounted for on a fair value basis. The Company determined the fair value of the SEPA derivative at inception and as of June 30, 2025 to be de minimis.

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account as of June 30, 2025.

Under the January Warrant Exercise Agreement, the exercise price of the Committed Warrants was reduced to $1.96 per share, until May 30, 2025, after which point the exercise price for any unexercised Committed Warrants shall automatically revert back to $2.50 per share. Pursuant to the January Warrant Exercise Agreement, the Purchasers agreed to exercise the Committed Warrants for cash on the Exercise Schedule. Upon each Committed Warrant exercised in accordance with the Exercise Schedule, the Company shall issue the Reload Warrants. Upon a Purchaser’s completion in full under the Warrant Exercise but no later than May 30, 2025, all remaining May Warrants issued under the May SPA held by such Purchaser shall immediately upon completion of such exercise automatically be amended to become exercisable for $1.96 per share for the remainder of their term. If a Purchaser exercises an Optional Warrant by June 30, 2025, the Company shall issue the Optional Reload Warrants. In addition, under the January Warrant Exercise Agreement, for each share of Common Stock for which a Purchaser exercises a Committed Warrant, one Escrow Share will be released from escrow and transferred to such Purchaser, for an aggregate of up to 1,074,999 Escrow Shares among all Purchasers, rounded down to the nearest whole share. Additionally, the exercise price of the Contribution Warrant was reduced to $1.71 per share.

During the three and six months ending June 30, 2025, Purchasers exercised 25,510 and 812,642 Committed Warrants to purchase 25,510 and 812,642 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.5 million, and such Purchasers were or shall be issued 787,132 shares of Common Stock, 787,132 Escrow Shares, and 1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of June 30, 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants, which are all outstanding as of June 30, 2025. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

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

2023 Long-Term Incentive Plan

In connection with the Closing, the 2023 Long-Term Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2023 Plan is administered by the Board of Directors. The 2023 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2023 Plan may total up to 2,942,245 shares of Common Stock. As of June 30, 2025, 3,332,115 shares remained available for grant under the 2023 Plan.

NOTE J — EQUITY-BASED COMPENSATION

Option Awards

2025 Activity

Generally, options have a service vesting condition of 25% cliff after 1 year and then monthly thereafter for 36 months (2.067% per month).

The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the options granted:

Three Months Ended March 31,
2024
Expected term	5.0 years
Risk-free interest rate	4.13%
Dividend yield	0.00%
Volatility	54.79%

There were no stock options granted for the period ended June 30, 2025.

A summary of option activity for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	1,386,400	$4.90	$2.58	8.59
Outstanding as of June 30, 2025	1,386,400	$4.90	$2.58	7.84
Vested and expected to vest as of June 30, 2025	1,386,400	$4.90	$2.58	7.84
Exercisable as of June 30, 2025	1,081,300	$4.44	$1.31	7.76

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2025 was $9,285 and $302,645, respectively. At June 30, 2025, future stock-based compensation for options granted and outstanding of $1,016,182 will be recognized over a remaining weighted-average requisite service period of 0.86.

The Company recorded stock-based compensation expense related to options of $128,839 and $291,610 in the three months ended June 30, 2025 and 2024, respectively, to the accompanying unaudited condensed consolidated statements of operations. The Company recorded stock-based compensation expense related to options of $413,346 and $698,590 in the six months ended June 30, 2025 and 2024, respectively, to the accompanying unaudited condensed consolidated statements of operations.

Common Stock Warrants

Compensatory Warrants

As of June 30, 2025, there were 955,359 warrants outstanding at a weighted average exercise price of $3.20 per share, with expiration dates ranging from 2028 to 2033. No compensatory warrants were issued during the period ended June 30, 2025.

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

The Company has recorded stock-based compensation related to its options, restricted share awards, and warrants in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$71,221	$159,387	$406,623	$493,436
Research and development	2,268	$132,223	6,723	205,154
	$73,489	$291,610	$413,346	$698,590

Stock-based compensation capitalized as part of capitalized software costs for the six months ended June 30, 2025 and 2024 was $5,731 and $205,154, respectively, which is in addition to amounts included in the table above.

Restricted share awards

During the six months ended June 30, 2025, the Company issued 223,586 restricted share awards to certain of its directors and officers. All of the restricted share awards granted vested immediately upon grant. The fair value of a restricted share award is equal to the fair market value price of the Company’s Common Stock on the date of grant. The Company recorded stock-based compensation expense of $228,987 for the six months ended June 30, 2025 related to these restricted share awards.

The following table summarizes activity related to restricted share awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	—	$—
Granted	223,586	$1.02
Vested	(223,586)	$1.02
Nonvested at June 30, 2025	—	$—

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

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of June 30, 2025, $0 and $56,682 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2024, $0 and $185,029 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet. During the six months ended June 30, 2025 and 2024, the Company recorded professional and other fees and cost related to consulting services from related parties of $77,299 and $58,785, respectively, within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Related Party Advance

The Company received non-interest bearing and payable upon demand related party advances from DHC’s Sponsor in connection with the Merger. During the three and six months ended June 30, 2025, the Company wrote off the balance owed, which resulted in a gain on debt extinguishment of $693,036 in the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2025 and December 31, 2024, the Company had $0 and $693,036 in related party advances in the accompanying unaudited consolidated balance sheets.

AFG Claims Assignment

In January 2025, the Company entered into a Claims Assignment Agreement with a related party that is also party to the May SPA. Pursuant to the Claims Assignment Agreement, the Company purchased the related party’s rights to damages related to the AFG litigation (Note L) for $525,000 which satisfied the related party’s obligations under the May SPA. The Company expensed the $525,000 within general and administrative expenses during the three months ended June 30, 2025.

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

During the three and six months ended June 30, 2025, the Company’s operating lease costs were $53,051 and 106,102, respectively. As of June 30, 2025, the remaining term of the Company’s operating lease was 2.1 years and the discount rate was 8%.

Operating cash used in operating leases was $51,491 during the three months ended June 30, 2025. Operating cash used in operating leases was $102,981 during the six months ended June 30, 2025.

Future maturities of the operating lease liability was as follows as of June 30, 2025:

Years Ending December 31:
2025 (remaining six months)	$105,041
2026	214,263
2027	145,671
Total future minimum payments	464,975
Less imputed interest	(98,720)
Present value of lease liabilities	$366,255

Litigation

AFG Litigation

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

Related Party Investigation

The Company’s management team assigned an advisor to the Board to conduct an internal investigation of potential related party transactions with certain members of DHC Sponsor, LLC, prior to the merger with Brand Engagement Network, Inc. These matters are still under investigation.

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

NOTE M — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements are issued. The Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in these unaudited financial statements.

As previously disclosed, on October 29, 2024, Brand Engagement Network Inc., a Delaware corporation (the “Company”) entered into a Share Purchase and Transfer Agreement with Christian Unterseer, in his individual capacity (“Unterseer”), CUTV GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“CUTV”), and CUNEO AG, a stock corporation incorporated under the laws of the Federal Republic of Germany (“Cuneo” and together with Unterseer and CUTV, the “Sellers”) (the “Purchase Agreement”), pursuant to which, among other things, the Sellers agreed to sell all of the outstanding equity interests of Cataneo GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“Cataneo”) to the Company for an aggregate purchase price, in the form of cash and Company common stock, of $19.5 million, subject to certain adjustments. In addition, after signing, the parties executed amendments on February 6, 2025, May 26, 2025 and July 3, 2025 that, among other things, (i) provided for certain down-payments by BEN that would be non-refundable and applied as set-off against any Sellers’ claims in a pre-closing termination scenario (including reasonable professional fees/costs and a $350,000 penalty referenced in Section 12.4.2), and (ii) temporarily suspended and then re-instated the Sellers’ contractual withdrawal rights on the dates specified therein. On September 14, 2025, the parties terminated the Purchase Agreement. The termination was effected through a written notice from the Seller, which the Company acknowledged and accepted, in accordance with the terms of the Purchase Agreement.

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

Recent Events

The Cataneo Purchase Agreement

As previously disclosed, on October 29, 2024, Brand Engagement Network Inc., a Delaware corporation (the “Company”) entered into a Share Purchase and Transfer Agreement with Christian Unterseer, in his individual capacity (“Unterseer”), CUTV GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“CUTV”), and CUNEO AG, a stock corporation incorporated under the laws of the Federal Republic of Germany (“Cuneo” and together with Unterseer and CUTV, the “Sellers”) (the “Cataneo Purchase Agreement”), pursuant to which, among other things, the Sellers agreed to sell all of the outstanding equity interests of Cataneo GmbH, a limited liability company incorporated under the laws of the Federal Republic of Germany (“Cataneo”) to the Company for an aggregate purchase price, in the form of cash and Company common stock, of $19.5 million, subject to certain adjustments. In addition, after signing, the parties executed amendments on February 6, 2025, May 26, 2025 and July 3, 2025 that, among other things, (i) provided for certain down-payments by BEN that would be non-refundable and applied as set-off against any Sellers’ claims in a pre-closing termination scenario (including reasonable professional fees/costs and a $350,000 penalty referenced in Section 12.4.2), and (ii) temporarily suspended and then re-instated the Sellers’ contractual withdrawal rights on the dates specified therein. On September 14, 2025, the Company received a notice from the Sellers purporting to withdraw from the SPA pursuant to Section 12.4.2. The notice states that prior addenda temporarily suspending the Sellers’ withdrawal right expired on August 31, 2025, after which the Sellers exercised their withdrawal right with immediate effect. On September 14, 2025, the parties terminated the Cataneo Purchase Agreement. The termination was effected through a written notice from the Seller, which the Company acknowledged and accepted, in accordance with the terms of the Cataneo Purchase Agreement. In connection with the termination of the Cataneo Purchase Agreement, the Company will make a final payment to the Seller of $100,000 (the “Final Payment”). The Final Payment and all previously paid down-payments, which, including the Final Payment, total to approximately $650,000, are not refundable and are applied as a set-off against any of Sellers’ claims permitted by Section 12.4.2. The Company otherwise bears its own expenses. The parties’ confidentiality and similar obligations that expressly survive under the Cataneo Purchase Agreement continue in effect. Any interim exclusivity, no-shop, or similar undertakings expired by their terms in connection with the withdrawal and are no longer in effect.

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

Yorkville Promissory Note

On November 11, 2024, the Company issued a non-convertible unsecured promissory note (the “Yorkville Promissory Note”) in the aggregate original principal amount of approximately $1.7 million to YA II PN, Ltd. (“Yorkville”). The Yorkville Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of June 30, 2025, the Company is in default on the Yorkville Promissory Note and there remains an unpaid and outstanding balance of $416,667. On May 28, 2025, the Company received a written notice of default from Yorkville. As of the date of this filing, Company management is in the process of negotiating with Yorkville and Yorkville has not initiated any further actions against the Company.

Cohen Convertible Note

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division in the principal amount of $1.9 million (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection with its merger with Prior BEN and DHC (as defined in Note C to our Notes to Unaudited Condensed Consolidated Financial Statements) (the merger, the “Business Combination”). Beginning on October 14, 2024, interest began accruing at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. During the six months ended June 30, 2025, $380,000 of the Cohen Convertible Note converted into, and the Company issued, 316,666 shares of Common Stock at $1.20 per share. The Cohen Convertible Note matured on March 14, 2025. As of June 30, 2025, the Company is in default on the Cohen Convertible Note and there remains an unpaid and outstanding balance of $760,000. As of the date of this filing, Company management is in the process of negotiating with Cohen and Cohen has not initiated any actions against the Company.

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

Under the January Warrant Exercise Agreement, the exercise price of 1,074,999 May Warrants (as defined below) (the “Committed Warrants”) was reduced to $1.96 per share, until May 30, 2025, after which point the exercise price for any unexercised Committed Warrants shall automatically revert back to $2.50 per share. Pursuant to the January Warrant Exercise Agreement, the Purchasers agreed to exercise the Committed Warrants for cash on a schedule set forth in the January Warrant Exercise Agreement (the “Exercise Schedule”). Upon each Committed Warrant exercised in accordance with the Exercise Schedule, the Company shall issue (i) one new warrant to purchase one share of Common Stock exercisable for a term of two years and (ii) one new warrant to purchase one share of Common Stock exercisable for a term of five years, each with an exercise price of $1.71 per share (together, the “Reload Warrants”). Upon a Purchaser’s completion in full under the Warrant Exercise but no later than May 30, 2025, all remaining May Warrants issued under the May SPA held by such Purchaser shall immediately upon completion of such exercise automatically be amended to become exercisable for $1.96 per share for the remainder of their term (the “Optional Warrants”). If a Purchaser exercises an Optional Warrant by June 30, 2025, the Company shall issue to such Purchaser (i) one new warrant to purchase one share of Common Stock with an exercise price of $1.71 per share with a term of two years and (ii) one new warrant to purchase one share of Common Stock with an exercise price of $1.71 with a term of five years (the “Optional Reload Warrants”). In addition, under the January Warrant Exercise Agreement, for each share of Common Stock for which a Purchaser exercises a Committed Warrant, one Escrow Share will be released from escrow and transferred to such Purchaser, for an aggregate of up to 1,074,999 Escrow Shares among all Purchasers, rounded down to the nearest whole share. Additionally, the exercise price of the Contribution Warrant was reduced to $1.71 per share.

During the six months ended June 30, 2025, Purchasers exercised 812,642 Committed Warrants to purchase 812,642 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.5 million, and such Purchasers were or shall be issued 812,642 shares of Common Stock, 812,642 Escrow Shares, and 1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of June 30 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

AFG Subscription Agreement; Termination of Reseller Agreement

On August 19, 2023, the Company and AFG Companies Inc. (“AFG”) entered into a Reseller Agreement (the “Reseller Agreement”) providing for, among other things, AFG to act as BEN’s exclusive reseller of certain products in a designated territory on certain terms and conditions. As partial consideration to AFG for such services to BEN, (i) Prior BEN issued to AFG a number of shares of Prior BEN common stock which converted into 1,750,000 shares of Common Stock and (ii) a non-transferable warrant to purchase up to 3,750,000 shares of Common Stock at a price of $10.00 per share, with AFG’s right to exercise such warrant vesting based upon revenues earned from the sales of BEN products paid by AFG to BEN pursuant to the Reseller Agreement (the “Reseller Warrant”).

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

On January 17, 2025, the Company delivered a notice of termination (“Notice”) to AFG Companies, Inc. (“AFG”) terminating the Reseller Agreement. The Notice only applies to the Reseller Agreement and does not affect AFG’s obligations under the Subscription Agreement; however, in light of the Notice and the AFG Lawsuit, the Company is uncertain whether AFG will fulfill its obligations under the Subscription Agreement. Accordingly, none of the information presented in this Report assumes that either the Reseller Warrant will become exercisable or that any AFG Installment Shares will be issued.

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

Public Company Costs

We expect to hire additional staff and implement new processes and procedures to address public company requirements, particularly with respect to internal controls compliance and public company reporting obligations. We also expect to incur substantial additional expenses for, among other things, directors’ and officers’ liability insurance, director compensation and fees, listing fees, SEC registration fees, and additional costs for investor relations, accounting, audit, legal and other functions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Increase
	2025	2024	(Decrease)
Revenues	$5,000	$-	$5,000

Operating expenses:
General and administrative	1,848,021	5,255,136	(3,407,115)
Depreciation and amortization	974,889	682,244	292,645
Research and development	7,398	355,565	(348,167)
Total operating expenses	2,830,308	6,292,945	(3,462,637)
Loss from operations	(2,825,308)	(6,292,945)	3,467,637
Other income (expenses):
Interest expense	(21,609)	(19,289)	(2,320)
Interest income			-
Change in fair value of warrant liabilities	(190,715)	1,456,661	(1,647,376)
Gain (loss) on debt extinguishment	3,959,054	1,847,992	2,111,062
Other	(16,342)	(42,123)	25,781
Other income (expenses), net	3,730,388	3,243,241	487,147

Net loss	$905,080	$(3,049,704)	$3,954,784

Revenues

During the three months ended June 30, 2025 and 2024, revenue was immaterial.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 were approximately $1.8 million, decrease of approximately $3.4 million, compared to the three months ended June 30, 2024. The decrease was primarily due transaction costs of $3.1 million incurred in connection with the Business Combination in the prior period, decreases in employee related costs of $0.8 million, partially offset by a increase in insurance of $0.2 million and $0.5 million associated with the AFG claims assignment. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses

Depreciation and amortization expenses for the three months ended June 30, 2025 were approximately $1.0 million, an increase of approximately $0.3 million, compared to the three months ended June 30, 2024. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.

Research and development expenses

Research and development expenses for the three months ended June 30, 2025 were approximately $7,000, a decrease of approximately $0.3 million, compared to the three months ended June 30, 2024. The decrease in research and development expenses was primarily due to the sponsorship agreement with Korea University no longer being active and a decrease in stock compensation expense.

Gain on debt extinguishment

Gain on extinguishment of debt for the three months ended June 30, 2025 was approximately $4.0 million, related to settlement of accounts payable through the negotiated cash settlement. Gain on extinguishment of debt for the three months ended June 30, 2024 was approximately $1.8 million, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement.

Change in fair value of warrant liabilities

Change in fair value of the warrant liabilities for the three months ended June 30, 2025 was approximately $0.2 million loss associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. The change in the fair value of the warrant liabilities during the three months ended June 30, 2024 was $1.5 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Increase
	2025	2024	(Decrease)
Revenues	$15,000	$49,790	$(34,790)

Operating expenses:
General and administrative	5,062,210	11,765,671	(6,703,461)
Depreciation and amortization	1,914,095	799,591	1,114,504
Research and development	18,095	606,236	(588,141)
Total operating expenses	6,994,400	13,171,498	(6,177,098)
Loss from operations	(6,979,400)	(13,121,708)	6,142,308
Other income (expenses):
Interest expense	(146,651)	(41,221)	(105,430)
Change in fair value of warrant liabilities	424,177	1,395,838	(971,661)
Gain (loss) on debt extinguishment	3,959,054	1,847,992	2,111,062
Other	37,670	(15,014)	52,684
Other income (expenses), net	4,274,250	3,187,595	1,086,655
Net loss	$(2,705,150)	$(9,934,113)	$7,228,963

Revenues

During the six months ended June 30, 2025, revenue was immaterial. During the six months ended June 30, 2024, we earned $0.05 million in revenue through proof of concept and revenue sharing.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 were approximately $5.0 million, decrease of approximately $6.7 million, compared to the six months ended June 30, 2024. The decrease was primarily due transaction costs of $3.1 million incurred in connection with the Business Combination in the prior period, decreases in employee related costs of $0.8 million, partially offset by a increase in insurance of $0.2 million and $0.5 million associated with the AFG claims assignment. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses

Depreciation and amortization expenses for the six months ended June 30, 2025 were approximately $1.9 million, an increase of approximately $1.1 million, compared to the six months ended June 30, 2024. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.

Research and development expenses

Research and development expenses for the six months ended June 30, 2025 were approximately $18,000, a decrease of approximately $0.6 million, compared to the six months ended June 30, 2024. The decrease in research and development expenses was primarily due to the sponsorship agreement with Korea University no longer being active and a decrease in stock compensation expense.

Gain on debt extinguishment

Gain on extinguishment of debt for the six months ended June 30, 2025 was approximately $4.0 million, related to settlement of accounts payable through the negotiated cash settlement. Gain on extinguishment of debt for the six months ended June 30, 2024 was approximately $1.8 million, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement.

Change in fair value of warrant liabilities

Change in fair value of the warrant liabilities for the six months ended June 30, 2025 was approximately $0.4 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. Change in fair value of the warrant liabilities for the six months ended June 30, 2024 was approximately $1.4 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date.

Liquidity and Capital Resources

Capital Resources and Available Liquidity

As of June 30, 2025, our principal source of liquidity was cash of approximately $20,000. We have financed operations to date with proceeds from the Yorkville Promissory Note, transactions with AFG, sales of our Common Stock, the SEPA (as defined below), warrant exercises and debt issuances to related and non-related parties. As described in Note A of our unaudited condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $49.7 million at June 30, 2025. We expect losses and negative cash flows to continue for the foreseeable future, primarily as a result of increased general and administrative expenses, continued product research and development and marketing efforts. Management anticipates that significant additional expenditures will be necessary to develop and expand our business, including through stock and asset acquisitions, before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Current available funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. Our history of losses, our negative cash flow from operations, our limited cash resources on hand and our dependence on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in their report to our consolidated financial statements as of and for the year ended December 31, 2024 with respect to this uncertainty.

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

Cohen Convertible Note

On April 12, 2024, we issued the Cohen Convertible Note, to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection the Business Combination. Beginning on October 14, 2024, interest began accruing at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. On the 14th day of each successive month commencing with January 14, 2025, the holder may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable conversion date (subject to the Floor Price, as defined therein). The Cohen Convertible Note matured on March 14, 2025. As of June 30, 2025, the Company is in default on the Cohen Convertible Note and there remains an unpaid and outstanding balance of $0.8 million. As of the date of this filing, Company management is in the process of negotiating with Cohen and Cohen has not initiated any actions against the Company.

May Private Placement

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “May Purchasers”), pursuant to which the Company sold to the May Purchasers an aggregate of 1,980,000 shares of Common Stock and 3,960,000 warrants, consisting of 1,980,000 warrants with a term of one year (the “May One-Year Warrants”) and 1,980,000 warrants with a term of five years (the “May Five-Year Warrants” together with the May One-Year Warrants, the “May Warrants”), for aggregate proceeds consisting of $4.4 million in cash and $0.5 million through the offset of an obligation of the Company to the May Purchasers. All May Warrants were originally exercisable for shares of Common Stock at an exercise price of $2.50 per share, which was later amended under the January Warrant Exercise Agreement (described below.) Pursuant to the May SPA, 1,780,000 shares of Common Stock and May Warrants to purchase 3,560,000 shares of Common Stock were put in escrow until each May Purchaser deposited certain amounts on a monthly basis with the Company. Upon payment of each required funding, a pro rata portion of the shares of Common Stock and May Warrants in escrow are to be issued and released to the May Purchasers. During the quarter ending March 31, 2025, a total of 330,000 shares of Common Stock were issued to the May Purchasers for an aggregate gross proceeds of $750,000, As of June 30, 2025, 1,901,281 May One-Year Warrants and 1,251,587 May Five-Year Warrants are outstanding.

July Private Placement

On July 1, 2024, the Company entered into a July Securities Purchase Agreement with The Williams Family Trust (the “July SPA”) for the issuance and sale of 120,000 shares of Common Stock and 240,000 warrants, consisting of 120,000 warrants with a term of one year (the “July One-Year Warrants”) and 120,000 warrants with a term of five years (the ‘July Five-Year Warrants,” together with the July One-Year Warrants, the “July Warrants”) to The Williams Family Trust for an aggregate purchase price of $0.3 million. The July Warrants are exercisable for Common Stock at a price of $2.50 per share and were immediately issued upon the closing date of July 1, 2024. As of June 30, 2025, all 240,000 warrants remain outstanding.

August Private Placement

On August 26, 2024, we consummated a series of transactions (the “August Financing”) whereby we (i) agreed to issue 1,185,000 shares of our Common Stock at a price per share of $5.00 pursuant to that certain Securities Purchase Agreement, dated August 26, 2024 (the “August SPA”) by and among the Company and certain investors signatory thereto (the “August Purchasers”), (ii) issued 960,000 warrants to purchase our Common Stock at an exercise price of $5.00 (the “August Warrants”) pursuant to that certain Warrant Purchase Agreement, dated August 26, 2024 (the “Warrant Purchase Agreement”) by and among the Company and certain purchasers signatory thereto, and (iii) facilitated the transfer of 1,185,000 shares held by DHC Sponsor, LLC (“Sponsor”) issued in connection with the Company’s predecessor, DHC Acquisition Corp.’s (“DHC”) initial public offering to the August Purchasers, pursuant to that certain share assignment and lockup release agreement (the “Assignment Agreement”) with certain members of Sponsor and certain other existing stockholders and affiliates of the Company and the August Purchasers in exchange for releases from certain restrictions on transfer.

On August 30, 2024, the Company issued to the August Purchasers an aggregate of 100,000 shares of Common Stock and 960,000 August Warrants, and the August Purchasers paid an aggregate of $0.5 million in connection with the closing of the August Financing.

The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025. Upon payment of each required funding, a pro rata portion of the shares of Common Stock and August Warrants in escrow are to be issued and released to the August Purchasers. If an investor fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of June 30, 2025, the August SPA has been terminated with respect to certain August Purchasers who have exercised their portion of the Committed Warrants under the January Warrant Exercise Agreement. As of June 30, 2025, the Company has experienced delays in the exercise of warrants of one August Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent an August Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such August Purchaser under the August SPA and such obligations of any investor under the August SPA who is not an August Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the August Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement. For additional information, please see “Warrant Exercise and Reload Agreement” below.

Standby Equity Purchase Agreement

On August 26, 2024 (the “SEPA Effective Date”), the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50.0 million of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on the SEPA Effective Date and terminating on the 36-month anniversary of the SEPA Effective Date. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant notice: (i) 96% of the Market Price (as defined therein) for any period commencing on the receipt of the notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable notice date, and (ii) 97% of the Market Price for any three consecutive trading days commencing on the notice date. Issuances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an issuance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date. Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable period is less than the Volume Threshold (as defined therein), then the number of shares of Common Stock issued and sold pursuant to such notice will be reduced as prescribed in the SEPA. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $0.5 million by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock. During the six months ended June 30, 2025, the Company issued an aggregate of 1,500,000 shares of Common Stock to Yorkville pursuant to the SEPA.

Yorkville Promissory Note

On November 11, 2024, the Company issued the Yorkville Promissory Note in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Yorkville Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Yorkville Promissory Note. The Yorkville Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of June 30, 2025, the Company is in default on the Yorkville Promissory Note and there remains an unpaid and outstanding balance of $0.4 million. On May 28, 2025, the Company received a written notice of default from Yorkville. As of the date of this filing, Company management is in the process of negotiating with Yorkville and Yorkville has not initiated any further actions against the Company.

Warrant Exercise and Reload Agreement

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account as of June 30, 2025.

Under the January Warrant Exercise Agreement, the exercise price of the Committed Warrants was reduced to $1.96 per share, until May 30, 2025, after which point the exercise price for any unexercised Committed Warrants shall automatically revert back to $2.50 per share. Pursuant to the January Warrant Exercise Agreement, the Purchasers agreed to exercise the Committed Warrants for cash on the Exercise Schedule. Upon each Committed Warrant exercised in accordance with the Exercise Schedule, the Company shall issue the Reload Warrants. Upon a Purchaser’s completion in full under the Warrant Exercise but no later than May 30, 2025, all remaining May Warrants issued under the May SPA held by such Purchaser shall immediately upon completion of such exercise automatically be amended to become exercisable for $1.96 per share for the remainder of their term. If a Purchaser exercises an Optional Warrant by June 30, 2025, the Company shall issue the Optional Reload Warrants. In addition, under the January Warrant Exercise Agreement, for each share of Common Stock for which a Purchaser exercises a Committed Warrant, one Escrow Share will be released from escrow and transferred to such Purchaser, for an aggregate of up to 1,074,999 Escrow Shares among all Purchasers, rounded down to the nearest whole share. Additionally, the exercise price of the Contribution Warrant was reduced to $1.71 per share.

During the six months ended June 30, 2025, Purchasers exercised 812,642 Committed Warrants to purchase 812,642 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.5 million, and such Purchasers were or shall be issued 812,642 shares of Common Stock, 812,642 Escrow Shares, and 1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of June 30, 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

AFG Subscription Agreement; Termination of Reseller Agreement

On August 19, 2023, the Company and AFG entered into the Reseller Agreement providing for, among other things, AFG to act as BEN’s exclusive reseller of certain products in a designated territory on certain terms and conditions. As partial consideration to AFG for such services to BEN, (i) Prior BEN issued to AFG a number of shares of Prior BEN common stock which converted into 1,750,000 shares of Common Stock and (ii) the Reseller Warrant.

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

On January 17, 2025, the Company delivered the Notice to AFG terminating the Reseller Agreement. The Notice only applies to the Reseller Agreement and does not affect AFG’s obligations under the Subscription Agreement; however, in light of the Notice and the AFG Lawsuit, the Company is uncertain whether AFG will fulfill its obligations under the Subscription Agreement. Accordingly, none of the information presented in this Report assumes that either the Reseller Warrant will become exercisable or that any AFG Installment Shares will be issued.

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

Material Cash Requirements

Our material cash requirements include the following potential and expected obligations:

Bank Loans

As of June 30, 2025, we had four loans outstanding, all of which were assumed in the acquisition of DM Lab in May 2023, totaling approximately $0.9 million. The loans carry varying interest rates ranging from 4.667% to 6.69% and have varying maturity dates ranging from January to March 2025. The loans do not have optional or mandatory redemption or conversion features. In January 2025, we obtained a waiver to extend the due dates of the short-term debt to January 2026.

We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation typically consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.

The Cataneo Purchase Agreement

In connection with the termination of the Cataneo Purchase Agreement, the Company will make a final payment to the Seller of $100,000 (the “Final Payment”). The Final Payment and all previously paid down-payments, which, including the Final Payment, total to approximately $650,000, are not refundable and are applied as a set-off against any of Sellers’ claims permitted by Section 12.4.2. The Company otherwise bears its own expenses.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(5,237,134)	$(8,612,872)
Cash used in investing activities	(141,512)	(99,730)
Cash provided by financing activities	5,249,729	8,459,014
Net decrease in cash and cash equivalents	$(128,917)	$(253,588)

Operating activities

Cash used in operating activities was approximately $526 million during the six months ended June 30, 2025 primarily due to our net loss of approximately $2.7 million. The net loss included non-cash charges of approximately $1.8 million, which consisted of approximately $1.9 million of depreciation and amortization expense, $0.5 million in equity-based compensation expense, including the issuance of restricted shares, and non-cash interest expense, offset by $0.4 million gain due to the change in fair value of warrant liabilities and a gain on forgiveness of debt of $4.0 million. The net cash outflow of approximately $2.8 million from changes in our operating assets and liabilities was primarily due to an decrease in accrued expenses of $0.8 million, an increase in prepaid expense and other current assets of $0.8 million and a decrease in operating lease liability of $0.1 million.

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

Investing activities

Cash used in investing activities during the six months ended June 30, 2025 was approximately $0.1 million, which consisted primarily of capitalized internal-use software costs.

Cash used in investing activities during the six months ended June 30, 2024 was approximately $0.1 million, which consisted primarily of capitalized internal-use software costs.

Financing activities

Cash provided financing activities during the six months ended June 30, 2025 was approximately $5.2 million, which consisted of proceeds received from the sale of Common Stock and proceeds from warrant exercises and short term loans.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, found in our 2024 Annual Report.

Recent Accounting Pronouncements

See Note B to our consolidated financial statements, found in our 2024 Annual Report for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2025, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed elsewhere in this Report, the Company completed the Merger on March 14, 2024. Prior to the Merger, DHC disclosed in the Risk Factors of its Form S-4/A filed on February 12, 2024, a material weakness in internal controls over financial reporting. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the lack in investment of resources into accounting and reporting functions to properly account for and prepare U.S. GAAP compliant financial statements on a timely basis and to properly document risks affecting financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system, the accounting for the merger with DPL, the accounting for the extinguishment of certain liabilities through the issuance of common stock or through the exercise of warrants, the improper classification of the acquired developed technology from DM Lab as an in-process research and development asset, and the delay in obtaining valuation reports as it relates to valuing equity grants. Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AFG Litigation

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

Related Party Investigation

The Company’s management team assigned an advisor to the Board to conduct an internal investigation of potential related party transactions with certain members of DHC Sponsor, LLC, prior to the merger with Brand Engagement Network, Inc.  These matters are still under investigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2025 Annual Meeting of Shareholders

The Board has designated November 26, 2025 as the date of the Company’s 2025 annual meeting of shareholders (the “2025 Annual Meeting”). The Company intends to set the record date for determining the shareholders of record who will be entitled to vote at the 2025 Annual Meeting as the close of business on November 3, 2025. The time and location of the 2025 Annual Meeting will be as set forth in the Company’s definitive proxy statement for the 2025 Annual Meeting to be filed with the Securities and Exchange Commission.

A shareholder who, in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), intends to present a proposal to be included in the proxy statement for the 2025 Annual Meeting must submit the proposal to the Company, 300 Delaware Avenue, Suite 210, Wilmington, DE 19801, Attention: Legal Department - Shareholder Mail, with a copy sent by e-mail to legal@beninc.ai, and we must receive the proposal by no later than a reasonable time before we begin to print and mail the proxy materials for the 2025 Annual Meeting. Accordingly, the Board has fixed the new deadline for the submission of proposals to be included in the proxy statement for the 2025 Annual Meeting as October 20, 2025. In addition, we may omit any proposal from our proxy materials that does not comply with Securities and Exchange Commission rules.

Pursuant to the Company’s bylaws, if a shareholder intends to present certain matters, including nominations for the election of directors, at the 2025 Annual Meeting without inclusion in our proxy materials, the notice must also be delivered to our principal executive offices, at the address and email set forth above, no later than October 20, 2025. The proposal or nomination must also contain the information and follow the procedures required by our bylaws.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this Report.

Item 6. Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference.

Exhibit	Description
2.1#^	Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023, by and among Brand Engagement Network Inc., BEN Merger Subsidiary Corp., DHC Acquisition Corp and, solely with respect to Section 7.21 and 9.03 thereto, DHC Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2023).

2.2#	Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on October 30, 2024).

2.3	Addendum to Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on February 12, 2025).

2.4	Addendum II to Share Purchase and Transfer Agreement, dated May 26, 2025, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 30, 2025).

3.1	Certificate of Incorporation of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

3.2	Bylaws of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.1	Line of Credit Agreement, dated June 5, 2025, by and among Brand Engagement Network Inc. and Corps Capital Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on June 10, 2025).

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Brand Engagement Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Brand Engagement Network Inc. (Registrant)

Date: October 10, 2025	By:	/s/ Tyler Luck
	Name:	Tyler Luck
	Title:	Acting Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: October 10, 2025	By:	/s/ Walid Khiari
	Name:	Walid Khiari
	Title:	Chief Financial Officer
(Principal Financial Officer)

