Form 10-Q/A
period 2025-06-30
Brand Engagement Network Inc.
filed 2025-10-14
CIK 1838163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-40130

Brand Engagement Network Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1574798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Delaware Ave Suite 210 Wilmington, DE	19801
(Address of principal executive offices)	(Zip Code)

650-714-2747

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Brand Engagement Network Inc., (the “Company”) for the quarter ended June 30, 2025 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on October 10, 2025. The Amendment is being filed to submit Exhibit 101. The Amendment corrects a minor typographical error, revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 (XBRL interactive data) as an exhibit.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officers are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

Part I. Financial Information

Item 1. Financial Statements

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024*
ASSETS
Current assets:
Cash and cash equivalents	$20,356	$149,273
Accounts receivable, net of allowance	9,000	30,888
Due from Sponsor	-	3,000
Prepaid expenses and other current assets	1,922,645	1,042,398
Total current assets	1,952,001	1,225,559
Property and equipment, net	280,152	292,757
Right of use asset - operating lease	420,062	507,182
Intangible assets, net	14,369,717	16,124,370
TOTAL ASSETS	$17,021,932	$18,149,868
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,611,776	$5,995,235
Accrued expenses	2,709,576	4,593,712
Due to related parties	-	693,036
Short-term debt	2,354,306	1,655,080
Convertible note	760,000	1,140,000
Operating lease liability	-	173,497
Total current liabilities	10,435,658	14,250,560
Operating lease liability	366,255	335,766
Warrant liabilities	494,873	919,050
Total liabilities	11,296,786	15,505,376

Commitments and contingencies (Note L)

Stockholders’ equity:
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. There are no shares issued or outstanding as of June 30, 2025 or December 31, 2024	—	—
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of June 30, 2025 and December 31, 2024, respectively, 43,801,488 and 39,573,988 shares issued and outstanding	4,381	3,957
Additional paid-in capital	55,443,064	49,657,684
Accumulated deficit	(49,722,299)	(47,017,149)
Total stockholders’ equity	5,725,146	2,644,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	17,021,932	$18,149,868

*	Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$5,000	$—	$15,000	$49,790
Cost of revenues	—	—	—	—
Gross profit	5,000	—	15,000	49,790
Operating expenses:
General and administrative	1,848,021	5,255,136	5,062,210	11,765,671
Depreciation and amortization	974,889	682,244	1,914,095	799,591
Research and development	7,398	355,565	18,095	606,236
Total operating expenses	2,830,308	6,292,945	6,994,400	13,171,498
Loss from operations	(2,825,308)	(6,292,945)	(6,979,400)	(13,121,708)
Other income (expenses):
Interest expense	(21,609)	(19,403)	(146,651)	(44,453)
Interest income	—	114	—	3,232
Gain on debt extinguishment	3,959,054	1,847,992	3,959,054	1,847,992
Change in fair value of warrant liabilities	(190,715)	1,456,661	424,177	1,395,838
Other	(16,342)	(42,123)	37,670	(15,014)
Other income (expenses), net	3,730,388	3,243,241	4,274,250	3,187,595
Income (loss) before income taxes	905,080	(3,049,704)	(2,705,150)	(9,934,113)
Income taxes	—	—	—	—
Net income (loss)	$905,080	$(3,049,704)	$(2,705,150)	$(9,934,113)
Net income (loss) per common share- basic and diluted	$0.02	$(0.09)	$(0.07)	$(0.34)
Weighted-average common shares - basic and diluted	42,166,121	33,993,867	41,240,177	29,635,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2024	—	$—	38,168,988	$3,957	$49,657,684	$(47,017,149)	$2,644,492
Sale of common stock	—	—	1,186,426	86	1,325,456	—	1,325,542
Stock issued in conversion of convertible notes	—	—	316,666	32	379,968	—	380,000
Stock issued for Standby Equity Purchase Agreement liability	—	—	643,574	64	432,418	—	432,482
Warrant exercises	—	—	787,132	79	1,499,471	—	1,499,550
Stock-based compensation, including vested restricted shares	—	—	223,586	22	374,904	—	374,926
Stock issued in settlement of liabilities	—	—	588,026	59	265,435	—	265,494
Net loss	—	—	—	—	—	(3,610,230)	(3,610,230)
Balance at March 31, 2025	—	—	41,914,398	4,299	53,935,336	(50,627,379)	3,312,256
Stock-based compensation, including vested restricted shares	—	—	—	—	128,839	—	128,839
Warrant exercises	—	—	25,510	3	49,997	—	50,000
Issuance of common shares	—	—	786,580	79	1,328,892	—	1,328,971
Net income	—	—	—	—	—	905,080	905,080
Balance at June 30, 2025	—	$—	42,726,488	$4,381	$55,443,064	$(49,722,299)	$5,725,146

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2023	—	$—	23,270,404	$2,327	$30,993,846	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization	—	—	7,885,220	789	(10,722,277)	—	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement	—	—	1,750,000	175	13,474,825	—	13,475,000
Sale of common stock	—	—	645,917	65	6,324,935	—	6,325,000
Warrant exercises	—	—	40,514	4	15,260	—	15,264
Stock-based compensation	—	—	—	—	698,705	—	698,705
Net loss	—	—	—	—	—	(6,884,409)	(6,884,409)
Balance at March 31, 2024	—	$—	33,592,055	$3,360	$40,785,294	$(20,186,129)	$20,602,525
Stock issued in settlement of accounts payable and loans payable	—	—	93,333	9	321,999	—	322,008
Sale of common stock	—	—	877,500	198	1,993,552	—	1,993,750
Warrant exercises	—	—	13,505	1	4,999	—	5,000
Stock-based compensation, including vested restricted shares	—	—	381,915	42	768,497	—	768,539
Net loss	—	—	—	—	—	(3,049,704)	(3,049,704)
Balance at June 30, 2024	—	—	34,958,308	3,610	43,874,341	(23,235,833)	20,642,118

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

PART II – OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brand Engagement Network Inc. (Registrant)

	By:	/s/ Tyler J. Luck
Tyler J. Luck
Acting Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: October 14, 2025

	By:	/s/ Walid Khiari
Walid Khiari
Chief Financial Officer
(Duly Authorized Officer and Principal Executive Officer)

