Form 10-Q
period 2025-09-30
Brand Engagement Network Inc.
filed 2025-11-25
CIK 1838163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of November 25, 2025, 44,880,795 shares of the Issuer’s common stock, $0.0001 par value per share, and 10,315,024 public warrants representing the right to acquire one share of the Issuer’s common stock for $11.50, were outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may” and “assumes,” variations of such words and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans, objectives of management, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict, including industry trends, inflation and interest rate trends and impacts and other macro-economic impacts on our business, results of operations and financial condition and governmental and our responses to such events, including those identified in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in Part II, Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Part I. Financial Information

Item 1. Financial Statements

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024*
ASSETS
Current assets
Cash and cash equivalents	$102,715	$149,273
Accounts receivable, net of allowance	50,120	30,888
Prepaid and other current assets	1,679,858	1,045,398
Total current assets	1,832,693	1,225,559

Property and equipment, net	74,570	292,757
Intangible assets, net	14,089,752	16,124,370
Right of use asset	375,229	507,182
Total assets	16,372,244	18,149,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	4,952,273	5,995,235
Accrued expenses	3,606,616	4,593,712
Due to related parties	-	693,036
Lease liability, current	-	173,497
Short-term debt	2,986,872	1,655,080
Convertible debt	760,000	1,140,000
Total current liabilities	12,305,761	14,250,560

Lease liability, non-current	361,824	335,766
Warrant liabilities	251,547	919,050
Total liabilities	12,919,132	15,505,376

Commitments and contingencies (Note L)

Stockholders’ deficit
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. There are no shares issued or outstanding as of September 30, 2025 or December 31, 2024	-	-
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of September 30, 2025 and December 31, 2024, respectively, 44,880,795 and 39,573,988 shares issued and outstanding	4,430	3,957
Additional paid-in capital	55,652,956	49,657,684
Accumulated deficit	(52,204,274)	(47,017,149)
Total stockholders’ equity	3,453,112	2,644,492
Total liabilities and stockholders’ deficit	$16,372,244	$18,149,868

*Derived from audited information at December 31, 2024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$60,120	$50,000	$75,120	$99,790

Cost of goods sold	-	-	-	-

Gross profit	60,120	50,000	75,120	99,790

Operating expenses
General and administrative expenses	1,451,867	4,203,946	6,514,077	15,969,617
Research and development	(3,629)	153,191	14,466	759,427
Advertising and marketing expenses	-		-	-
Depreciation and amortization	928,495	972,375	2,842,590	1,771,966
Total operating expenses	2,376,733	5,329,512	9,371,133	18,501,010

Gain (Loss) from operations	(2,316,613)	(5,279,512)	(9,296,013)	(18,401,220)

Other income (expense)
Interest expense, net	(43,421)	(17,963)	(190,072)	(59,184)
Change in fair value of warrant liabilities	243,326	(632,969)	667,503	762,869
Gain (loss) on debt extinguishment	(347,666)	98,318	3,611,388	1,946,310
FX exchange gain (loss)	-		-
Other income (expense), net	(17,601)	9,043	20,069	(5,971)
Total other income (expense), net	(165,362)	(543,571)	4,108,888	2,644,024

Loss before income tax benefit	(2,481,975)	(5,823,083)	(5,187,125)	(15,757,196)
Income tax benefit (expense)	-	-	-	-

Net income (loss)	$(2,481,975)	$(5,823,083)	$(5,187,125)	$(15,757,196)

Net income (loss) per common share, basic and diluted	$(0.06)	$(0.16)	$(0.13)	$(0.50)
Weighted average number of common shares outstanding, basic and diluted	42,166,121	35,539,043	41,240,177	31,623,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	-	$-	38,168,988	$3,957	$49,657,684	$(47,017,149)	$2,644,492
Sale of common stock			1,186,426	86	1,325,456		1,325,542
Stock issued in conversion of convertible notes			316,666	32	379,968		380,000
Stock issued for Standby Equity Purchase Agreement liability			643,574	64	432,418		432,482
Warrant exercises			787,132	79	1,499,471		1,499,550
Stock-based compensation, including vested restricted shares			223,586	22	374,904		374,926
Stock issued in settlement of liabilities			588,026	59	265,435		265,494
Net loss						(3,610,230)	(3,610,230)
Balance, March 31, 2025	-	-	41,914,398	4,299	53,935,336	(50,627,379)	3,312,256
Stock-based compensation, including vested restricted shares			-	-	128,839		128,839
Warrant exercises			25,510	3	49,997		50,000
Issuance of common shares			786,580	79	1,328,892		1,328,971
Net income						905,080	905,080
Balance, June 30, 2025	-	-	42,726,488	4,381	55,443,064	(49,722,299)	5,725,146
Issuance of common shares			486,974	49	(49)		-
Stock-based compensation, including vested restricted shares					209,941		209,491
Net loss						(2,481,975)	(2,481,975)
Balance, September 30, 2025	-	$-	43,213,462	$4,430	$55,652,956	$(52,204,274)	$3,453,112

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, December 31, 2023	-	$-	23,270,404	$2,327	$30,993,846	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization			7,885,220	789	(10,722,277)	-	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement			1,750,000	175	13,474,825		13,475,000
Sale of common stock			645,917	65	6,324,935		6,325,000
Warrant exercises			40,514	4	15,260		15,264
Stock-based compensation					698,705		698,705
Net loss						(6,884,409)	(6,884,409)
Balance, March 31, 2024	-	-	33,592,055	3,360	40,785,294	(20,186,129)	20,602,525
Stock issued in settlement of accounts payable and loans payable			93,333	9	321,999		322,008
Sale of common stock			877,500	198	1,993,552		1,993,750
Warrant exercises			13,505	1	4,999		5,000
Stock-based compensation, including vested restricted shares			381,915	42	768,497		768,539
Net loss						(3,049,704)	(3,049,704)
Balance, June 30, 2024	-	-	34,958,308	3,610	43,874,341	(23,235,833)	20,642,118
Issuance of common stock for Standby Equity Purchase Agreement commitment fee			280,899	28	499,972		500,000
Stock issued in settlement of accrued expenses			151,261	15	261,667		261,682
Sale of common stock			602,500	131	1,756,056		1,756,187
Option and warrant exercises			98,335	10	79,750		79,760
Stock-based compensation, including vested restricted shares			35,461	-	334,913		334,913
Net loss						(5,823,083)	(5,823,083)
Balance, September 30, 2024	-	$-	36,126,764	$3,794	$46,806,699	$(29,058,916)	$17,751,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months ended September 30, 2025	Nine Months ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,187,125)	$(15,757,196)
Adjustments to reconcile net income to net cash
Depreciation expense	2,842,590	1,771,966
Allowance for uncollected receivables	30,000	30,000
Write off of deferred financing fees	-	1,427,729
Change in fair value of warrant liabilities	(667,503)	(762,869)
Gain on debt extinguishment	(3,611,388)	(1,946,310)
Amortization of right-to-use asset	131,953	-
Amortization of debt discount	86,042	-
SEPA financing costs	-	525,000
Equity based compensation	708,381	1,581,744
Changes in operating assets and liabilities:
Accounts receivable	(49,232)	(50,888)
Prepaid and other current assets	(634,460)	(856,986)
Accounts payable	1,081,126	5,393,334
Accrued expenses	72,662	(3,019,367)
Lease liability	(147,439)
Deferred revenue	-	(2,290)
CASH USED IN OPERATING ACTIVITIES	(5,344,393)	(11,666,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(53,023)
Purchase of intangible asset	(584,459)	(162,940)
CASH USED IN INVESTING ACTIVITIES	(584,459)	(215,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and cash equivalents acquired in connection with the reverse recapitalization	-	858,292
Payment of financing costs	-	(883,292)
Proceeds received from option and warrant exercises	1,549,550	100,024
Proceeds from short term loans	1,823,866
Repayment of note payable	(145,635)	(80,000)
Proceeds from the sale of common stock	2,654,513	10,274,937
CASH PROVIDED BY FINANCING ACTIVITIES	5,882,294	10,269,961

Change in cash and cash equivalents	(46,558)	(1,612,135)

Cash, beginning of year	149,273	1,685,013

Cash, end of year	$102,715	$72,878

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-	-

SUPPLEMENTAL DISCLOSURES
Issuance of common stock for Standby Equity Purchase Agreement liability	432,482	$500,000
Issuance of common stock pursuant to Reseller Agreement	$-	$13,475,000
Stock-based compensation capitalized as part of capitalized software costs	5,325	$220,413
Settlement of liabilities into common shares	$265,494	$583,690
Settlement of accounts payable into convertible note	$380,000	$1,900,000
Financing costs in accounts payable and accrued expenses	$-	$200,000

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had an accumulated deficit of $ 52,204,274, a net loss of $2,481,975 and a net loss of $5,187,125 for the three and nine months ended September 30, 2025, respectively, and net cash used in operating activities of $5,344,393 during the nine months ended September 30, 2025. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). On August 26, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), whereby the Company has the right, but not the obligation, to sell up to $50,000,000 of its shares of Common Stock at the Company’s request any time during the 36 months following the execution of the SEPA, subject to certain conditions. However, the Company’s ability to access the proceeds from the SEPA is subject to market conditions, such as trading volume, the price of the Company’s Common Stock and other factors beyond the Company’s control. The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited interim results

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited financial statements and the notes thereto as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K. The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all normal, recurring adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year.

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

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company. Significant expenses are not regularly available or reviewed by the CODM. Other segment expenses include other income (expenses), net, which were $165,362 and $543,571 during the three months ended September 30, 2025 and 2024 and $4,108,888 and $2,644,024 during the nine months ended September 30, 2025 and 2024.

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

Revenue Recognition and Accounts Receivable

The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for all periods presented. The core principle of ASC 606 is to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach:

1.	Identification of the Contract, or Contracts, with a Customer.
2.	Identification of the Performance Obligations in the Contract.
3.	Determination of the Transaction Price.
4.	Allocation of the Transaction Price to the Performance Obligations in the Contract.
5.	Recognition of Revenue when, or as, Performance Obligations are Satisfied.

Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of September 30, 2025 and December 31, 2024 are net of an allowance for expected credit losses amounting to $0 and $20,000, respectively.

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three and nine months ended September 30, 2025 or 2024.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.

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

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the three and nine months ended September 30, 2025.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within statement of operations. Foreign currency transaction gains and losses were not material for the three and nine months ended September 30, 2025 and 2024.

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

Level 3 — assets and liabilities whose significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$-	$157,819	$-
Warrant liabilities - Private Placement Warrants	-	93,728	-
Total Warrant Liabilities	$-	$251,547	$-

	Fair value measurement at reporting date using
December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$-	$576,606	$-
Warrant liabilities - Private Placement Warrants	-	342,444	-
Total Warrant Liabilities	$-	$919,050	$-

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

Gain on debt extinguishment

Gain on extinguishment of debt for the nine months ended September 30, 2025 was approximately $3,611,388, related to settlement due to related  parties (see note K), accounts payable and accrued expenses through negotiated cash settlement. Gain on extinguishment of debt for the three and nine months ended September 30, 2024 was approximately $98,318, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement, and $1,946,310, respectively.

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

The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	September 30,
	2025	2024
Unvested restricted shares	$687,830	$0
Options	1,386,400	1,386,400
Warrants	16,440,962	24,846,321
Convertible note (as converted)	633,334	1,583,334
Total	$19,148,526	$27,816,055

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

March 14, 2024
Cash and cash equivalents	$858,292
Due from Sponsor	3,000
Prepaid and other current assets	16,824
Accounts payable	(2,352,328)
Accrued expenses	(5,782,211)
Due to related parties	(693,036)
Warrant liability	(1,913,737)
Net liabilities assumed	$(9,863,196)

Total transaction costs were $4,121,000, of which $858,292 were charged directly to additional paid-in capital to the extent of cash received.

NOTE D — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Security deposits	$107,226	$108,441
Cataneo GmbH deposit	550,000	-
Prepaid VAT	1,993	32,468
Prepaid professional fees	438,075	284,081
Prepaid insurance	535,454	567,977
Other	$47,110	52,431
Prepaid expenses and other current assets	$1,679,858	$1,045,398

NOTE E — PROPERTY AND EQUIPMENT, NET

Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.

Property and equipment consists of the following:

	September 30, 2025	December 31, 2024
Equipment	$676,785	$337,856
Furniture	13,591	348,754
Capitalized software	19,716	216,751
Total	710,092	903,361
Accumulated depreciation and amortization	(635,522)	(610,604)
Property and equipment, net of accumulated depreciation and amortization	$74,570	$292,757

For the three months ended September 30, 2025 and 2024 depreciation and amortization of property and equipment totaled $928,495 and $972,375, respectively. For the nine months ended September 30, 2025 and 2024 depreciation and amortization of property and equipment totaled $2,842,590 and $1,771,966, respectively.

NOTE F — INTANGIBLE ASSETS

The following table summarizes intangible assets included on the consolidated balance sheet:

	September 30, 2025
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,262,779	$(623,255)	$639,524
Developed technology	18,578,857	(5,128,629)	13,450,228
Total	$19,841,636	$(5,751,884)	$14,089,752

	December 31, 2024
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,864	$(517,960)	$741,904
In-process research and development	17,755,347	(2,372,881)	15,382,466
Total	$19,015,211	$(2,890,841)	$16,124,370

Total amortization expense including amortization related to developed software was $946,403 and $1,764,285 for the three months ended September 30, 2025 and 2024, respectively. Total amortization expense including amortization related to developed software was $2,756,853 and $2,939,063 for the nine months ended September 30, 2025 and 2024, respectively.

Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2025 (remaining 6 months)	$1,004,163
2026	4,014,256
2027	3,803,107
2028	3,697,532
2029	1,305,049
Thereafter	61,766
$13,885,873

NOTE G — ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Accrued professional fees	$1,396,126	$2,747,211
Accrued compensation and related expenses	1,540,359	1,730,043
Legal Settlement Liability	487,453	-
Accrued other	65,500	116,458
Accrued interest	117,178	-
Accrued expenses	$3,606,616	$4,593,712

NOTE H — DEBT

Promissory Note

On November 11, 2024, the Company issued a promissory note in the aggregate original principal amount of approximately $1,700,000 to Yorkville (the “Promissory Note”). The Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Company was required to make monthly cash payments beginning on December 15, 2024, and continuing on the same day of each successive calendar month of principal in the amount of the sum of (i) $0.4 million of principal (or the outstanding principal amount if less than such amount), plus (ii) a payment premium in an amount equal to 5% of the principal amount being paid, if applicable, and (iii) any accrued and unpaid interest as of each Installment Date. The Company shall, at its own option, repay each Installment Amount either (i) in cash on or before each Installment Date, or (ii) by submitting one or more advance notice(s) under the SEPA (as defined below), on or before the applicable Installment Date, or any combination of (i) or (ii) as determined by the Company. If the Company repays the Installment Amount in cash, the cash payment shall include the Payment Premium. If the Company elects an Advance Repayment for all or a portion of an Installment Amount, then no Payment Premium will apply. In addition, for so long as the Promissory Note is outstanding, with respect to any advance notice submitted by the Company under the SEPA, the Company shall select an Option 2 Pricing Period (as defined in the SEPA), unless otherwise agreed by Yorkville. The Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of September 30, 2025, the Company is in default with the Promissory Note and recognized incremental default interest during the period ended September 30, 2025.

During the nine months ended September 30, 2025, 1,000,000 shares of Common Stock were issued to Yorkville resulting in the reduction of the Promissory Note of $432,482 . During the three and nine months ended September 30, 2025, the Company recognized $0 and $86,042 in interest expense related to the Promissory Note, respectively. As of September 30, 2025, the remaining balance of $416,667 was included within short-term debt in the accompanying consolidated balance sheets. On May 28, 2025, the Company received a written notice of default from Yorkville. As of the date of this filing, the Company has reached a settlement with Yorkville, and approximately $487,453 has been included in accrued expenses and is expected to be paid in the next year.

During the nine months ended September 30, 2025, the Company issued various short term related party promissory notes payable for proceeds of approximately $1.5 million, which bear interest at the rate of approximately 12% per annum.

Convertible Notes

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) in the principal amount of $1,900,000 (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1,900,000 related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note was March 14, 2025. During the three and nine months ended September 30, 2025, the Company recognized $0 and $27,701 in interest expense related to the Cohen Convertible Note. As of September 30, 2025, the Company was in default of the Cohen Convertible Note.

On December 14, 2024 (the “First Conversion Date”), $760,000 of the Cohen Convertible Note converted into 633,333 shares of Common Stock at $1.20 per share (the “Floor Price”). On the 14th day of each successive month commencing with January 14, 2025 (each such day, an “Additional Conversion Date” and together with the First Conversion Date, the “Conversion Dates”), CCM may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share (the “Conversion Purchase Price”) equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (subject to the Floor Price). During the three and nine months ended September 30, 2025, $0 and $380,000 of the Cohen Convertible Note converted into 316,666 shares of Common Stock at $1.20 per share, respectively. As of September 30, 2025, the remaining balance of $760,000 was included within the convertible note in the accompanying consolidated balance sheets.

Short-term Debt Related to Acquisition of DM Lab

As of September 30, 2025, the Company had four loans outstanding that were assumed in the DM Lab transaction, totaling $891,974, a decrease of $252,601 from the acquisition date due to the amount converted to equity on May 25, 2023. The loans carry varying interest rates ranging from 4.667% to 6.69%. During the three months ended September 30, 2025 and 2024 the Company incurred interest expense of $22,231 and $11,627, respectively, which is included in interest expense in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2025 and 2024 the Company incurred interest expense of $43,474 and $38,647, respectively, which is included in interest expense in the unaudited condensed consolidated statement of operations. All loans are due within 12 months from the balance sheet date and have no optional or mandatory redemption or conversion features. These obligations have been classified as current liabilities on the balance sheet and the fair value of the loans approximates the carrying amount due to their short-term nature. Additionally, there are no associated restrictive covenants, third-party guarantees, or pledged collateral. As of the reporting date, there have been no defaults on these loans. In January 2025, the Company obtained a waiver to extend the due dates of $668,674 of its short-term debt to January 2026.

NOTE I — STOCKHOLDERS’ EQUITY

In August 2023, the Company entered into the Reseller Agreement with AFG whereby AFG agreed to operate as the exclusive channel partner and reseller of the Company’s software as a service in the motor vehicle marketing and manufacturing industry for a term of five years. The Company issued a nontransferable warrant (“Reseller Warrant”) that entitled AFG to purchase up to 3,750,000 shares of Common Stock at an exercise price of $10.00 and a fair value of $2.52 per warrant. The 3,750,000 warrants were cancelled in January 2025, upon the termination of the Reseller Agreement.

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

On May 30, 2024, the Company issued to the May Purchasers an aggregate of 200,000 Shares and 400,000 Warrants (consisting of 200,000 One-Year Warrants and 200,000 Five-Year Warrants) for an aggregate gross proceeds of $500,000. Upon the issuances of such shares of Common Stock, an aggregate of 1,260,000 May One-Year Warrants and 1,260,000 May Five-Year Warrants were issued to the May Purchasers and were immediately exercisable. The remaining shares were issued to an escrow account and such shares along with the May Warrants remain in escrow until the conditions in the May SPA are satisfied. The May Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $2.50 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the May Purchasers. If a May Purchaser fails to pay its required funding by the respective deadline, the May Purchaser’s entire commitment under the May SPA will become immediately due and payable. During the three months ended March 31, 2025, the Company issued 330,000 shares of Common Stock to the May Purchasers for proceeds of approximately $750,000. As of September 30, 2025, 1,901,281 May One-Year Warrants and 1,251,587 May Five-Year Warrants are outstanding.

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 120,000 shares of Common Stock at a price per share of $2.50 and an aggregate of 240,000 warrants, consisting of (i) 120,000 warrants with a term of one year and (ii) 120,000 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $2.50 per share. As of September 30, 2025, all 240,000 warrants remain outstanding.

On August 26, 2024, the Company entered into a Securities Purchase Agreement (the “August SPA”) with certain investors (the “August Purchasers”), pursuant to which the Company will issue and sell an aggregate of 1,185,000 shares of the Company’s Common Stock at a price per share of $5.00, for an aggregate purchase price of $5,925,000.

In connection with the August SPA, on August 26, 2024 (the “Assignment Effective Date”), the Company entered into that certain share assignment and lockup release agreement (the “Assignment Agreement”) with certain members of Sponsor and certain other existing stockholders and affiliates of the Company (collectively, the “Sponsor Members” and each a “Sponsor Member”) and the August Purchasers, pursuant to which, as an inducement to enter into the August SPA, the August Purchasers assumed, all of the Sponsor Members’ rights, title and interest in an aggregate of 1,185,000 shares of Common Stock (the “Sponsor Securities”) held by Sponsor on their behalf as of the Assignment Effective Date (the “Assignment”). In exchange for the Assignment by the Sponsor Members of the Sponsor Securities to the August Purchasers, the Company agreed to release 1,252,500 shares of Common Stock from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company’s predecessor, DHC, Sponsor and the other signatories thereto or (ii) in certain lockup agreements executed by certain of the Sponsor Members in connection with the consummation of the Company’s prior business combination. The Sponsor Members transferred an aggregate of 1,185,000 Sponsor Securities into an escrow account. The Sponsor Securities are released from the escrow account on a pro rata basis upon the making of the required fundings on the terms and conditions described in the August SPA. In the event an August Purchaser fails to make required funding contemplated by the August SPA, a pro rata portion of the Sponsor Securities shall be released from the escrow account to the Company and the Company will cancel such Sponsor Securities.

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

For every $5.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an August Purchaser fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of September 30, 2025, the Company has experienced delays in funding, from one of the investors under the August SPA. in the aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such amounts or any future required fundings by investors will be made.

On August 26, 2024, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on August 26, 2024 (the “SEPA Effective Date”) and terminating on the 36-month anniversary of the SEPA Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to an amount equal to 100% of the aggregate volume traded of the Company’s Common Stock on Nasdaq for the five trading days immediately preceding an Advance notice. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant Advance notice: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily VWAP of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of Nasdaq or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.” Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable Pricing Period is less than the Volume Threshold (as defined below), then the number of shares of Common Stock issued and sold pursuant to such Advance notice will be reduced to the greater of (i) 30% of the trading volume of the Common Stock on Nasdaq during the relevant Pricing Period as reported by Bloomberg L.P., or (ii) the number of shares of Common Stock sold by Yorkville during such Pricing Period, but in each case not to exceed the amount requested in the Advance notice. “Volume Threshold” is defined as a number of shares of Common Stock equal to the quotient of (a) the number of shares in the Advance notice requested by the Company divided by (b) 0.30. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee (the “Commitment Fee”) of $500,000 by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock (“Commitment Shares”). During the nine months ended September 30, 2025, the Company issued an aggregate of 1,500,000 shares of Common Stock to Yorkville.

The Company accounts for the SEPA as a derivative that grants the Company the right, but not the obligation, to issue additional shares of Common Stock. Due to certain settlement provisions, the SEPA is precluded from equity classification. The SEPA derivative is recognized at inception and accounted for on a fair value basis. The Company determined the fair value of the SEPA derivative at inception and as of September 30, 2025 to be de minimis.

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account as of September 30, 2025.

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

During the three and nine months ending September 30, 2025, Purchasers exercised 0 and 812,642 Committed Warrants to purchase 0 and 812,642 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1,549,468, and such Purchasers were or shall be issued 787,132 shares of Common Stock, 787,132 Escrow Shares, and 1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of September 30, 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 10,314,952 Public Warrants and 6,126,010 Private Placement Warrants, which are all outstanding as of September 30, 2025. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $11.50 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

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

2023 Long-Term Incentive Plan

In connection with the Closing, the 2023 Long-Term Incentive Plan (the “2023 Plan”) became effective. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2023 Plan is administered by the Board of Directors. The 2023 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2023 Plan may total up to 2,942,245 shares of Common Stock. As of September 30, 2025, 3,332,115  shares remained available for grant under the 2023 Plan.

NOTE J — EQUITY-BASED COMPENSATION

Option Awards

2025 Activity

Generally, options have a service vesting condition of 25% cliff after 1 year and then monthly thereafter for 36 months (2.067% per month).

The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the options granted:

Three Months Ended March 31, 2024
Expected term	5.0 Years
Risk-free interest rate	4.13%
Dividend yield	0.00%
Volatility	54.79%

There were no stock options granted for the period ended September 30, 2025.

A summary of option activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	1,386,400	4.90	2.58	8.59
Outstanding as of September 30, 2025 [A3]	1,386,400	4.90	2.58	7.84
Vested and expected to vest as of September 30, 2025 [A4]	1,386,400	4.90	2.58	7.84
Exercisable as of September 30, 2025 [A5]	0	0	0	7.76

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2025 was $0, as the exercise price for all outstanding options was in excess of the Company’s trading price at September 30, 2025. At September 30, 2025, future stock-based compensation for options granted and outstanding of $767,820 will be recognized over a remaining weighted-average requisite service period of 0.61 Years.

The Company recorded stock-based compensation expense related to options of $209,941 and $294,654 in the three months ended September 30, 2025 and 2024, respectively, to the accompanying unaudited condensed consolidated statements of operations. The Company recorded stock-based compensation expense related to options of $713,684 and $933,244 in the nine months ended September 30, 2025 and 2024, respectively, to the accompanying unaudited condensed consolidated statements of operations.

Common Stock Warrants

Compensatory Warrants

As of September 30, 2025, there were 955,359 warrants outstanding at a weighted average exercise price of $3.20 per share, with expiration dates ranging from 2028 to 2033. No compensatory warrants were issued during the period ended September 30, 2025.

The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the AFG and compensatory warrants granted:

Three Months Ended March 31, 2024
Expected term	3.0 Years
Risk-free interest rate	4.46%
Dividend yield	0.00%
Volatility	55.14%

The Company has recorded stock-based compensation related to its options, restricted share awards, and warrants in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$209,941	$279,395	$706,961	$772,831
Research and development	-	15,259	6,723	220,413
	$209,941	$294,654	$713,684	$993,244

Stock-based compensation capitalized as part of capitalized software costs for the nine months ended September 30, 2025 and 2024 was $6,723 and $20,745, respectively, which is in addition to amounts included in the table above.

Restricted share awards

During the nine months ended September 30, 2025, the Company issued 223,586 restricted share awards to certain of its directors and officers. All of the restricted share awards granted vested immediately upon grant. The fair value of a restricted share award is equal to the fair market value price of the Company’s Common Stock on the date of grant. The Company recorded stock-based compensation expense of $413,346 for the nine months ended September 30, 2025 related to these restricted share awards.

The following table summarizes activity related to restricted share awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	-	-
Granted	223,586	1.02
Vested	(223,586)	1.02
Nonvested at September 30, 2025	-	-

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

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of September 30, 2025, there were no amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2024, $0 and $185,029 of amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet. During the nine months ended September 30, 2025 and 2024, the Company recorded professional and other fees and cost related to consulting services from related parties of $77,299 and $35,220, respectively, within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Related Party Advance

The Company received non-interest bearing and payable upon demand related party advances from DHC’s Sponsor in connection with the Merger. During the nine months ended September 30, 2025, the Company wrote off the balance owed, which resulted in a gain on debt extinguishment of $693,036, respectively, in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2025 and December 31, 2024, the Company had $0 and $693,036 in related party advances in the accompanying unaudited consolidated balance sheets.

AFG Claims Assignment

In January 2025, the Company entered into a Claims Assignment Agreement with a related party that is also party to the May SPA. Pursuant to the Claims Assignment Agreement, the Company purchased the related party’s rights to damages related to the AFG litigation (Note L) for $525,000 which satisfied the related party’s obligations under the May SPA. The Company expensed the $525,000 within general and administrative expenses during the nine months ended September 30, 2025.

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

During the three and nine months ended September 30, 2025, the Company’s operating lease costs were $55,822 and $180,008, respectively. As of September 30, 2025, the remaining term of the Company’s operating lease was 1.91 years and the discount rate was 8%.

Operating cash used in operating leases was $52,006 during the three months ended September 30, 2025. Operating cash used in operating leases was $154,987 during the nine months ended September 30, 2025.

Future maturities of the operating lease liability was as follows as of September 30, 2025:

Years Ending December 31:
2025 (remaining three months)	53,035
2026	214,263
2027	145,671
Total future minimum payments	412,969
Less imputed interest	(51,145)
Present value of lease liabilities	361,824

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

Share Purchase and Transfer Agreement

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

NOTE M — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions, in accordance with ASC 855 Subsequent Events, that occurred after the balance sheet date up to the date the financial statements are issued. The Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in these unaudited financial statements.

The Company entered into a definitive Shareholder, License and Reseller Agreement with SKYE Inteligencia LATAM, S.A.P.I. de C.V. (“SKYE LATAM”) on November 6, 2025, which is effective as of October 31, 2025, to expand the Company’s AI footprint in Latin America and Spain. Under the Agreements:

-	The Company granted SKYE LATAM an exclusive license to deploy its proprietary Engagement Language Model (ELM™) And Retrieval-Augmented Generation (RAG) framework across federal state, and local government markets in the territory.

-	In consideration, the Company received (1) preferred equity (to be recognized as non-cash intellectual property license revenue under ASC 606 upon transfer of control in Q4 2025), and (2) 25% of SKYE LATAM’s common stock (MXN 25,000 subscription, approximately $1,250 at an exchange rate of 20.5 MXN/USD, accounted for under the equity method of ASC 323). As of the date these financial statements were issued, a third-party valuation has not been completed and the fair value of the preferred equity received has not yet been determined.

-	The Company holds one seat on SKYE LATAM’s five-member board and is entitled to 35% of gross revenues from software, SaaS, services, and subscriptions (excluding hardware) generated by SKYE LATAM across all industries.

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

SKYE Inteligencia LATAM Partnership

On October 30, 2025, BEN entered into a Reseller Agreement and Shareholder Agreement, with SKYE Inteligencia LATAM, S.A.P.I. de C.V. (“SKYE LATAM”), to commercialize BEN’s AI technology across Latin America and Spain. Under the Shareholder Agreement, SKYE LATAM issued to BEN a preferred capital contribution, recognized as a intellectual property licensing revenue under U.S. GAAP and BEN received 25% of SKYE LATAM’s common stock. BEN was also granted one seat on SKYE LATAM’s five-member board of directors. Under the Reseller Agreement, SKYE LATAM was appointed as the exclusive reseller of BEN’s AI solutions (including ELM™ and RAG) in the government sector across Latin America and Spain. SKYE LATAM has non-exclusive rights in all other industry verticals and BEN is entitled to 35% of gross revenues from software, Saas, Services, and subscription, across all industries in the territory.

Financing Registration Statements

The Company has primarily financed its operations through a series of securities purchase agreements, promissory notes, and other equity and debt financings with affiliates and non-affiliates (“Financing Arrangements”). Pursuant to the respective transaction documents, the Company filed multiple resale registration statements on Form S-1 (“Financing Registration Statements”) with respect to the Common Stock, warrants, and Common Stock underlying warrants sold or to be sold under certain of these Financing Arrangements. However, these Financing Registration Statements became stale on March 31, 2025, the date of the filing of our 2024 Annual Report, because the financial statements included in the Financing Registration Statements did not meet the SEC’s currency requirements as of March 31, 2025. The Company is in the process of re-evaluating, on a individualized basis, its need for these Financing Registration Statements, and filing all applicable supplements and amendments to the Financing Registration Statements. See “Liquidity and Capital Resources—Capital Resources and Available Liquidity” for additional details on our Financing Arrangements.

Yorkville Promissory Note

On November 11, 2024, the Company issued a non-convertible unsecured promissory note (the “Yorkville Promissory Note”) in the aggregate original principal amount of approximately $1.7 million to YA II PN, Ltd. (“Yorkville”). The Yorkville Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Promissory Note. The Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of September 30, 2025, the Company is in default on the Yorkville Promissory Note and there remains an unpaid and outstanding balance of $416,667. On May 28, 2025, the Company received a written notice of default from Yorkville. Subsequent to quarter ended September 30, 2025, the Company reached a settlement with Yorkville and agreed to pay $487,453 in full settlement of all outstanding claims. All remaining amounts payable to Yorkville as a result of this settlement, were paid in the fourth quarter of 2025.

Cohen Convertible Note

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division in the principal amount of $1.9 million (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection with its merger with Prior BEN and DHC (as defined in Note C to our Notes to Unaudited Condensed Consolidated Financial Statements) (the merger, the “Business Combination”). Beginning on October 14, 2024, interest began accruing at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. During the nine months ended September 30, 2025, $380,000 of the Cohen Convertible Note converted into, and the Company issued, 316,666 shares of Common Stock at $1.20 per share. The Cohen Convertible Note matured on March 14, 2025. As of September 30, 2025, the Company is in default on the Cohen Convertible Note and there remains an unpaid and outstanding balance of $760,000.

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

During the three and nine months ended September 30, 2025, Purchasers exercised 0 and 812,642 Committed Warrants to purchase 0 and 812,642 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1,549,468, and such Purchasers were or shall be issued 787,132 shares of Common Stock, 787,132 Escrow Shares, and 1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of September 30, 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

AFG Termination of Reseller Agreement

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

AFG Securities Purchase Agreement Lawsuit

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

On March 18, 2025, the Company filed a lawsuit against AFG in the Southern District of New York, Manhattan Division, alleging AFG failed to fulfill its contractual obligations by failing to make the required March 13, 2025 payment of $6.5 million. The Company has suffered significant damages including but not limited to: a. $6.5 million in unpaid contractually obligated funds, b. Prejudgment interest at the statutory rate of 9% per annum from March 13, 2025, c. Consequential damages, including disruption of BEN’s financial planning and loss of investment opportunities, including the acquisition of Cataneo GmBh d. Reputational harm impacting BEN’s standing with investors and business partners, and e. Attorney’s fees and costs incurred in enforcing the Agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Increase (Decrease)
	2025	2024
Revenues	60,120	50,000	10,120
Operating expenses:
General and administrative	1,451,867	4,203,946	(2,752,079)
Depreciation and amortization	928,495	972,375	(43,880)
Research and development	(3,629)	153,191	(156,820)
Total operating expenses	2,376,733	5,329,512	(2,952,779)
Loss from operations	(2,316,613)	(5,279,512)	2,962,899
Other income (expenses):
Interest expense	(43,421)	(17,963)	(25,458)
Change in fair value of warrant liabilities	243,326	(632,969)	876,295
Gain (loss) on debt extinguishment	(347,666)	98,318	(445,984)
Other	(17,601)	9,043	(26,644)
Other income (expenses), net	(165,362)	(543,571)	378,209
Net loss	(2,481,975)	(5,823,083)	3,341,108

Revenues

During the three months ended September 30, 2025 revenue was $60,120. During the three months ended September 30, 2024, the Company earned $50,000 in revenue through proof of concept and revenue sharing.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 were approximately $1,451,867, decrease of approximately $2,752,079, compared to the three months ended September 30, 2024. The decrease was primarily due transaction costs of $3.1 million incurred in connection with the Business Combination in the prior period. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses

Depreciation and amortization expenses for the three months ended September 30, 2025 were approximately $928,495, an increase of approximately $43,880, compared to the three months ended September 30, 2024. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.

Research and development expenses

Research and development expenses for the three months ended September 30, 2025 were approximately $(3,629), a decrease of approximately $156,820, compared to the three months ended September 30, 2024. The decrease in research and development expenses was primarily due to the sponsorship agreement with Korea University no longer being active and a decrease in stock compensation expense.

Gain on debt extinguishment

Loss on extinguishment of debt for the three months ended September 30, 2025 was approximately $445,984, related to settlement of accounts payable through the negotiated cash settlement. Gain on extinguishment of debt for the three months ended September 30, 2024 was approximately $98,318, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement.

Change in fair value of warrant liabilities

Change in fair value of the warrant liabilities for the three months ended September 30, 2025 was approximately $243,326 loss associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. The change in the fair value of the warrant liabilities during the three months ended September 30, 2024 was $$632,969 associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024
Revenues	75,120	99,790	(24,670)
Operating expenses:
General and administrative	6,514,077	15,969,617	(9,455,540)
Depreciation and amortization	2,842,590	1,771,966	1,070,624
Research and development	14,466	759,427	(744,961)
Total operating expenses	9,371,133	18,501,010	(9,129,877)
Loss from operations	(9,296,013)	(18,401,220)	9,105,207
Other income (expenses):
Interest expense	(190,072)	(59,184)	(130,888)
Change in fair value of warrant liabilities	667,503	762,869	(95,366)
Gain (loss) on debt extinguishment	3,611,388	1,946,310	1,665,078
Other	20,069	(5,971)	26,044
Other income (expenses), net	4,108,888	2,644,024	1,464,864
Net loss	(5,187,125)	(15,757,196)	10,570,071

Revenues

During the nine months ended September 30, 2025, revenue was $75,120. During the nine months ended September 30, 2024, the Company earned $99,790 in revenue through proof of concept and revenue sharing.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 were approximately $6,514,077, decrease of approximately $9,455,540, compared to the nine months ended September 30, 2024. The decrease was primarily due transaction costs of $3.1 million incurred in connection with the Business Combination in the prior period. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses

Depreciation and amortization expenses for the nine months ended September 30, 2025 were approximately 2,842,590, an increase of approximately $1,070,624, compared to the nine months ended September 30, 2024. The increase was primarily due to the amortization expense associated with the developed technology placed into service in the second quarter of 2024.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2025 were approximately $14,466, a decrease of approximately $759,427, compared to the nine months ended September 30, 2024. The decrease in research and development expenses was primarily due to the sponsorship agreement with Korea University no longer being active and a decrease in stock compensation expense.

Gain on debt extinguishment

Gain on extinguishment of debt for the nine months ended September 30, 2025 was approximately $3,611,388, related to settlement of accounts payable through the negotiated cash settlement. Gain on extinguishment of debt for the nine months ended September 30, 2024 was approximately $1.8 million, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement.

Change in fair value of warrant liabilities

Change in fair value of the warrant liabilities for the nine months ended September 30, 2025 was approximately $667,503 associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. Change in fair value of the warrant liabilities for the nine months ended September 30, 2024 was approximately $1.4 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date.

Liquidity and Capital Resources

Capital Resources and Available Liquidity

As of September 30, 2025, our principal source of liquidity was cash of approximately $102,715. We have financed operations to date with proceeds from the Yorkville Promissory Note, transactions with AFG, sales of our Common Stock, the SEPA (as defined below), warrant exercises and debt issuances to related and non-related parties. As described in Note A of our unaudited condensed consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $52,204,274 at September 30, 2025. We expect losses and negative cash flows to continue for the foreseeable future, primarily as a result of increased general and administrative expenses, continued product research and development and marketing efforts. Management anticipates that significant additional expenditures will be necessary to develop and expand our business, including through stock and asset acquisitions, before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Current available funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. Our history of losses, our negative cash flow from operations, our limited cash resources on hand and our dependence on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in their report to our consolidated financial statements as of and for the year ended December 31, 2024 with respect to this uncertainty.

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

Cohen Convertible Note

On April 12, 2024, we issued the Cohen Convertible Note, to settle outstanding invoices totaling $1.9 million related to investment banking services rendered to the Company in connection the Business Combination. Beginning on October 14, 2024, interest began accruing at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. On the 14th day of each successive month commencing with January 14, 2025, the holder may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable conversion date (subject to the Floor Price, as defined therein). The Cohen Convertible Note matured on March 14, 2025. As of September 30, 2025, the Company is in default on the Cohen Convertible Note and there remains an unpaid and outstanding balance of $760,000.

May Private Placement

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “May Purchasers”), pursuant to which the Company sold to the May Purchasers an aggregate of 1,980,000 shares of Common Stock and 3,960,000 warrants, consisting of 1,980,000 warrants with a term of one year (the “May One-Year Warrants”) and 1,980,000 warrants with a term of five years (the “May Five-Year Warrants” together with the May One-Year Warrants, the “May Warrants”), for aggregate proceeds consisting of $4.4 million in cash and $0.5 million through the offset of an obligation of the Company to the May Purchasers. All May Warrants were originally exercisable for shares of Common Stock at an exercise price of $2.50 per share, which was later amended under the January Warrant Exercise Agreement (described below.) Pursuant to the May SPA, 1,780,000 shares of Common Stock and May Warrants to purchase 3,560,000 shares of Common Stock were put in escrow until each May Purchaser deposited certain amounts on a monthly basis with the Company. Upon payment of each required funding, a pro rata portion of the shares of Common Stock and May Warrants in escrow are to be issued and released to the May Purchasers. During the quarter ending September 30, 2025, a total of [0 ] shares of Common Stock were issued to the May Purchasers for an aggregate gross proceeds of $750,000, As of September 30, 2025, 1,901,281 May One-Year Warrants and 1,251,587 May Five-Year Warrants are outstanding.

July Private Placement

On July 1, 2024, the Company entered into a July Securities Purchase Agreement with The Williams Family Trust (the “July SPA”) for the issuance and sale of 120,000 shares of Common Stock and 240,000 warrants, consisting of 120,000 warrants with a term of one year (the “July One-Year Warrants”) and 120,000 warrants with a term of five years (the ‘July Five-Year Warrants,” together with the July One-Year Warrants, the “July Warrants”) to The Williams Family Trust for an aggregate purchase price of $0.3 million. The July Warrants are exercisable for Common Stock at a price of $2.50 per share and were immediately issued upon the closing date of July 1, 2024. As of September 30, 2025, 240,000   warrants remain outstanding.

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

The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025. Upon payment of each required funding, a pro rata portion of the shares of Common Stock and August Warrants in escrow are to be issued and released to the August Purchasers. If an investor fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of September 30, 2025, the August SPA has been terminated with respect to certain August Purchasers who have exercised their portion of the Committed Warrants under the January Warrant Exercise Agreement. As of September 30, 2025, the Company has experienced delays in the exercise of warrants of one August Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent an August Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such August Purchaser under the August SPA and such obligations of any investor under the August SPA who is not an August Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the August Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement. For additional information, please see “Warrant Exercise and Reload Agreement” below.

Standby Equity Purchase Agreement

On August 26, 2024 (the “SEPA Effective Date”), the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville. Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50.0 million of the Company’s shares of Common Stock, at the Company’s request any time during the commitment period commencing on the SEPA Effective Date and terminating on the 36-month anniversary of the SEPA Effective Date. The shares will be issued and sold to Yorkville at a per share price equal to, at the election of the Company as specified in the relevant notice: (i) 96% of the Market Price (as defined therein) for any period commencing on the receipt of the notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable notice date, and (ii) 97% of the Market Price for any three consecutive trading days commencing on the notice date. Issuances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an issuance or acquiring since the SEPA Effective Date under the SEPA more than 19.99% of the Company’s issued and outstanding Common Stock, as of the SEPA Effective Date. Additionally, if the total number of shares of Common Stock traded on Nasdaq during the applicable period is less than the Volume Threshold (as defined therein), then the number of shares of Common Stock issued and sold pursuant to such notice will be reduced as prescribed in the SEPA. As consideration for Yorkville’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company paid Yorkville, (i) a structuring fee in the amount of $25,000 and (ii) a commitment fee of $0.5 million by the issuance to Yorkville of an aggregate of 280,899 shares of Common Stock. During the nine months ended September 30, 2025, the Company issued an aggregate of 1,500,000 shares of Common Stock to Yorkville pursuant to the SEPA.

Yorkville Promissory Note

On November 11, 2024, the Company issued the Yorkville Promissory Note in the aggregate original principal amount of approximately $1.7 million to Yorkville. The Yorkville Promissory Note does not bear interest, subject to a potential increase of the interest rate to 18.0% per annum upon the occurrence of certain events of default as described in the Yorkville Promissory Note. The Yorkville Promissory Note matured on March 11, 2025, and was issued at an original issue discount of 10%. As of September 30, 2025, the Company is in default on the Yorkville Promissory Note and there remains an unpaid and outstanding balance of $0.5 million. On May 28, 2025, the Company received a written notice of default from Yorkville. Subsequent to quarter ended September 30, 2025, the Company reached a settlement with Yorkville and agreed to pay $487,453 in full settlement of all outstanding claims. All remaining amounts payable to Yorkville as a result of this settlement, were paid in the fourth quarter of 2025.

Warrant Exercise and Reload Agreement

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 110,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 960,000 shares of Common Stock at an exercise price of $5.00 per share in exchange for certain holders of Common Stock contributing 1,185,000 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 1,075,000 shares of Common Stock remain in such escrow account as of September 30, 2025.

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

During the nine months ended September 30, 2025, Purchasers exercised 812,642 Committed Warrants to purchase 812,642 shares of Common Stock pursuant to the January Warrant Exercise Agreement for aggregate gross proceeds of $1.5 million, and such Purchasers were or shall be issued 812,642 shares of Common Stock, 812,642 Escrow Shares, and 1,574,264 Reload Warrants. The August SPA has been terminated with respect to such Purchasers. As of September 30, 2025, the Company has experienced delays in the exercise of warrants of one Purchaser for the January 31, 2025 exercise date under the January Warrant Exercise Agreement. in an aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such exercises will be made. To the extent a Purchaser fails to exercise its portion of the Committed Warrants, the obligations of such Purchaser under the August SPA and such obligations of any investor under the August SPA who is not a Purchaser under the January Warrant Exercise Agreement, shall remain, and the August SPA will only terminate as to the Purchasers who have completed their January 31, 2025 exercise pursuant to the terms of the January Warrant Exercise Agreement.

AFG Termination of Reseller Agreement

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

AFG Securities Purchase Agreement Lawsuit

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

On March 18, 2025, the Company filed a lawsuit against AFG in the Southern District of New York, Manhattan Division, alleging AFG failed to fulfill its contractual obligations by failing to make the required March 13, 2025 payment of $6.5 million. The Company has suffered significant damages including but not limited to: a. $6.5 million in unpaid contractually obligated funds, b. Prejudgment interest at the statutory rate of 9% per annum from March 13, 2025, c. Consequential damages, including disruption of BEN’s financial planning and loss of investment opportunities, including the acquisition of Cataneo GmBh d. Reputational harm impacting BEN’s standing with investors and business partners, and e. Attorney’s fees and costs incurred in enforcing the Agreement.

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

Material Cash Requirements

Our material cash requirements include the following potential and expected obligations:

Bank Loans

As of September 30, 2025, we had four loans outstanding, all of which were assumed in the acquisition of DM Lab in May 2023, totaling approximately $0.9 million. The loans carry varying interest rates ranging from 4.667% to 6.69% and have varying maturity dates ranging from January to March 2025. The loans do not have optional or mandatory redemption or conversion features. In January 2025, we obtained a waiver to extend the due dates of the short-term debt to January 2026.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	(5,344,393)	(11,666,133)
Cash used in investing activities	(577,867)	(215,963)
Cash provided by financing activities	5,882,294	10,269,961
Net decrease in cash and cash equivalents	(39,966)	(1,612,135)

Operating activities

Cash used in operating activities was approximately $5,344,393 during the nine months ended September 30, 2025 primarily due to our net loss of approximately $5,187,125. The net loss included non-cash charges of approximately $1,177,319, which consisted of approximately $3,060,585 of depreciation and amortization expense, $708,381 in equity-based compensation expense, including the issuance of restricted shares, and non-cash interest expense, offset by $667,503 gain due to the change in fair value of warrant liabilities and a gain on forgiveness of debt of $4,098,841. The net cash inflow of approximately $810,112 from changes in our operating assets and liabilities was primarily due to an increase in accrued expenses of $560,115, increase in accounts payable of $1,081,128, a decrease in prepaid expense and other current assets of $634,460 and a decrease in operating lease liability of $147,439.

Cash used in operating activities was approximately $11,666,133 during the nine months ended September 30, 2024 primarily due to our net loss of approximately $15,757,196. The net loss included non-cash charges of approximately $2,627,260, which consisted of approximately $1,427,729 of write offs of deferred financing fees, $1,581,744 in equity-based compensation expense, including the issuance of restricted shares, $1,771,966 of depreciation and amortization expense, partially offset by $1,946,310 in gains on debt extinguishment and $762,869 in changes in fair value of the warrant liabilities. The net cash inflow of approximately $1,463,803 from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $5,393,334, partially offset by a decrease of accrued expenses of $3,019,367, a decrease in prepaid expense and other current assets of $856,986.

Investing activities

Cash used in investing activities during the nine months ended September 30, 2025 was approximately $577,867, which consisted primarily of capitalized internal-use software costs.

Cash used in investing activities during the nine months ended September 30, 2024 was approximately $215,963, which consisted primarily of capitalized internal-use software costs and purchase of fixed assets and equipment.

Financing activities

Cash provided financing activities during the nine months ended September 30, 2025 was approximately $5,882,294, which consisted of proceeds received from the sale of Common Stock and proceeds from warrant exercises and short term loans.

Cash provided by financing activities during the nine months ended September 30, 2024 was approximately $10,269,961, consisted primarily of proceeds received from the sale of Common Stock of $180,024.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, found in our 2024 Annual Report.

Recent Accounting Pronouncements

See Note B to our consolidated financial statements, found in our 2024 Annual Report for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2025, based on the material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference.

Exhibit	Description
2.1#^	Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023, by and among Brand Engagement Network Inc., BEN Merger Subsidiary Corp., DHC Acquisition Corp and, solely with respect to Section 7.21 and 9.03 thereto, DHC Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2023).

2.2#	Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on October 30, 2024).

2.3	Addendum to Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on February 12, 2025).

2.4	Addendum II to Share Purchase and Transfer Agreement, dated May 26, 2025, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 30, 2025).

3.1	Certificate of Incorporation of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

3.2	Bylaws of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.1^	Redacted Shareholder Agreement, effective October 30, 2025.

10.2^	Redacted Reseller Agreement, effective October 30, 2025.

31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Brand Engagement Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Brand Engagement Network Inc. (Registrant)

Date: November 25, 2025	By:	/s/ Tyler Luck
	Name:	Tyler Luck
	Title:	Acting Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 25, 2025	By:	/s/ Walid Khiari
	Name:	Walid Khiari
	Title:	Chief Financial Officer
(Principal Financial Officer)

