Form 10-K
period 2025-12-31
Brand Engagement Network Inc.
filed 2026-04-16
CIK 1838163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-40130

Brand Engagement Network Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1574798
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Delaware Ave
Suite 210
Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

(307) 757-3650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BNAI	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BNAIW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 13, 2026, based on the $50.95 closing price as of such date was approximately $298.46 million.

As of April 13, 2026, 5,857,955 shares of the Issuer’s common stock, $0.0001 par value per share, and 1,644,096 public warrants representing the right to acquire one share of the Issuer’s common stock were valued at approximately $0.316, were issued and outstanding.

Documents Incorporated by Reference

None.

BRAND ENGAGEMENT NETWORK INC.

Form 10-K

For the Year Ended December 31, 2025

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

PART I

Item 1. Business

Overview

We are an artificial intelligence company focused on the engagement layer of AI, where human interaction connects directly to enterprise systems, workflows, and real-world outcomes. Through our secure, enterprise-grade conversational AI solutions, we enable organizations to connect human intent to data, systems, workflows, and execution across their operations. Our technology is powered by our proprietary Engagement Language Model (ELM™), which is designed to operate within secure, closed-loop environments using organization-approved data and embedded governance and compliance controls.

Our AI is built on a foundation of 16+ advanced modules spanning perception, understanding, and response, with capabilities including natural language processing (“NLP”), multisensory awareness, sentiment and environmental analysis, and real-time personalization. Our solutions facilitate natural, context-aware interactions across modalities, enabling deployment in live, operational environments where accuracy, accountability, and trust are important. We provide configurable systems tailored to the needs of our business customers, including customization in look, sound, and interaction design, as well as business system integration and cross-platform deployment. Our technology is designed to meet the requirements of regulated and complex industries, supporting engagement, improving efficiency, and enabling measurable outcomes.

We were originally formed in 2018 with the intention of disrupting traditional communication systems through a secure, personalized digital network. While we continue to prioritize user control over data, our strategy has evolved to enable more dynamic, intelligent interactions between individuals and organizations. In 2023, we consummated our acquisition of DM Lab Co., LTD., through which we acquired our initial conversational AI technology and foundational capabilities.

Since then, we have enhanced these capabilities into scalable technology designed for enterprise deployment. In 2025, we advanced the general availability of our platform, designed to support deployment of our AI solutions across enterprise environments and real-world operational settings. Our architecture is built on a modular foundation spanning perception, understanding, and response, enabling adaptable and context-aware interaction systems. We focus on providing configurable solutions that meet specific enterprise use cases, including customization, workflow integration, and cross-channel deployment. Our ongoing development efforts are focused on expanding platform scalability, strengthening enterprise integrations, and supporting real-world operational environments.

Our initial commercialization efforts have focused on healthcare applications, with continued expansion into additional verticals, including hospitality, insurance, and advertising and media. We are deploying our solutions to address resource constraints, improve operational efficiency, and support more informed decision-making across these environments. We continue to expand across these verticals while refining our capabilities to meet the demands of complex, real-world operational settings. Recognizing the broader applicability of intelligent engagement technologies, we are expanding the range of enterprise use cases supported by our platform while enhancing performance, scalability, and integration across industry-specific environments.

We aim to ensure our AI solutions operate effectively across cloud, on-premises, and hybrid environments, supporting seamless integration with our customers’ systems, including deployment of our multimodal AI Agents within native applications, kiosks, and software development kit integrations. We believe that by focusing on the intersection of personalization, customization, and configuration, we can deliver versatile AI solutions that enhance value for both businesses and their customers.

Commercial Development

As a pre-revenue company, revenue in 2022 through 2024 was minimal. Initial revenues in 2022 were generated from beta testing a mobile advertising platform under an exploratory business model, which was subsequently discontinued. In November 2023, we acquired our first healthcare customer through our entry-level community cloud AI Agent offering.

In 2024, we expanded our customer base with AI Agent pilots across additional healthcare organizations. These pilot initiatives primarily focused on evaluating our AI Agents in real-world healthcare settings, including patient engagement, education, and operational support use cases. During the same period, we established commercial partnerships with two healthcare technology companies and an audiovisual media branding firm to extend global awareness, sales opportunities, and technological capabilities.

In 2025, we continued to expand geographically and across new verticals. In Mexico, we strengthened our presence through strategic partnerships involving SKYE LATAM and related entities. In the United States, we deepened engagement with healthcare organizations while expanding into the insurance sector, including through a strategic partnership with Swiss Life Global Solutions. We maintained momentum in South Africa through ongoing collaborations with local technology partners, including Valio Technologies and hospitality-related partners. Additionally, we entered the hospitality vertical, deploying AI solutions designed to enhance operational efficiency, customer engagement, and data sovereignty across properties and services. These activities reflect the progression from initial pilot initiatives toward broader deployment opportunities across multiple industry verticals.

We provide configurable, enterprise-grade AI designed to connect human intent to enterprise systems, workflows, and execution, while delivering secure, consistent, and compliant interactions across industry-specific environments. Our solutions are designed not only to engage in conversation, but to execute tasks and trigger actions within enterprise systems. Our AI Agents can connect to clients’ real-time data systems to access approved information, enabling personalized responses while maintaining compliance with applicable privacy and data protection regulations. We also offer tools that support clients’ customers in managing their personal data and interactions.

Our solutions emulate natural, human-like conversations to create meaningful interactions and improved user experiences. Our technology enables rapid training and deployment across customer-defined environments and multiple engagement modes, including web (desktop, mobile, and applications), phone (voice and text), and physical locations via kiosks. By supporting interactions on preferred devices and integrating with clients’ backend systems—such as customer relationship management (CRM), enterprise resource planning (ERP), and IoT platforms—our solutions can be widely adopted while delivering operational efficiencies, particularly in industries seeking to address labor and cost constraints.

The platform integrates multiple components into a seamless, configurable AI Agent, trained on a client’s internal data to provide tailored customer service, education, and engagement solutions. Our AI Agents operate with existing LLMs, including models from providers such as Anthropic and Meta (Llama), while leveraging small footprint models and additional data retrieval techniques to optimize computational efficiency and safety. The system dynamically adjusts dialogue, personality, and appearance to suit client-specific environments and user needs. Deployment is flexible across mobile apps, desktops, kiosks, and SDK integrations within secure, ringfenced environments. These AI Agents are powered by our proprietary Engagement Language Model (ELM™), which orchestrates multi-modal perception, understanding, and response to deliver adaptable, secure, and enterprise-ready interactions.

Automotive Commercial Development

We believe that the automotive industry represents a significant opportunity for the adoption of conversational and agentic AI due to increasing cost pressures, evolving consumer expectations for digitally enabled engagement, and the need to continuously improve efficiency across dealership and service operations. Consumer behavior continues to shift toward online and mobile-first interactions, and we believe these dynamics create a favorable environment for AI-driven automation and decision-support tools that can enhance customer experiences and streamline internal workflows.

Our initial automotive commercial development strategy in 2023 was focused on building and deploying a conversational and agentic AI solution that could support the administration of vehicle service contracts and warranty claims, reduce fraud, improve cash flow and reduce overall dealer costs. This initial strategy incorporated the vision of having conversational AI agents replace the traditional owner’s manual for a specific year, make and model and allow vehicle operators to engage in natural conversations with an AI agent. The Company created its first demonstration of this in July 2023.

In August 2023, the Company entered into an exclusive global automotive reseller agreement with AFG Companies, Inc. The strategy was to advance our vision and leverage the nearly 1,000 franchise dealerships within the AFG Companies, an extended warranty company that administers vehicle service contracts and other related Finance & Insurance products to dealerships, agencies, and manufacturers. The shift in our initial vision was at the direction of the exclusive reseller, AFG, in October 2023, and the new go-to-market strategy was to implement AI agents within the dealership for sales, service and dealer principal interaction. The Company and AFG introduced the new go-to-market strategy to attendees of the 2023 NADA (National Automotive Dealers Association) Show, hosted at the MGM Grand to select invitation-only participants. Our current automotive product suite includes multiple AI implementations designed to support both consumer-facing engagement and internal dealership operations, including: (i) Web AI Agent, which enhances online dealership experiences by understanding customer intent, answering questions, and supporting lead capture; (ii) In-Vehicle Experience, designed to connect with vehicle data, mobile applications, and contextual information to provide personalized engagement opportunities; (iii) Sales AI Agent, which supports in-dealership customer interactions through interactive kiosk-based experiences; (iv) Service AI Agent, which assists customers with appointment scheduling, maintenance inquiries, and service program education; and (v) Technician AI Agent, which provides real-time guidance and information to technicians while supporting adherence to OEM requirements.

By early October 2024, the Company completed a technology integration with Dealer.com, a Cox Automotive company, to enable retrieval of live inventory data from a participating dealership. In January 2025, we terminated our relationship with AFG Companies, Inc. and subsequently announced the termination publicly, along with the initiation of legal action. Following this termination, we shifted our automotive commercialization strategy to focus on connecting to vehicle operators and delivering in-vehicle engagement capabilities, providing consumers with the ability to search hands-free while driving, make reservations, and manage vehicle maintenance and repair through AI-driven voice interaction. The Company has been in discussion with a global auto manufacturer (OEM) to implement this strategy and anticipates a business decision by the end of Q2 2026. While we believe these initiatives may accelerate distribution and adoption, we cannot guarantee that our strategy or their relationships will result in increased customer usage or increased revenue.

Differentiation Through Configurable Safety and Security

A core differentiator of our AI Agents is their ability to operate within well-defined boundaries, producing accurate, contextually appropriate responses while minimizing the risk of fabricated or misleading outputs, commonly referred to as “hallucinations.” This is achieved through a combination of architectural design choices, configurable safety layers, and ongoing validation practices.

Our platform is built on retrieval-augmented generation (“RAG”), a technique in which the AI system retrieves relevant information from an approved, client-specific knowledge base before generating a response. Rather than relying solely on patterns learned during model training (which can produce plausible but inaccurate outputs), our AI Agents ground their responses in verified, current information provided and maintained by the client. This reduces the likelihood of the model generating statements that go beyond what the approved data supports.

A key component of our RAG implementation is confidence-based response management. Each retrieval query produces a relevance score indicating how well the retrieved content matches the user’s input. When that score falls below a defined threshold, signaling that the system cannot locate sufficiently relevant information to formulate a reliable response, the platform routes the interaction to a pre-configured fallback, such as prompting the user to rephrase their question. This prevents the model from generating speculative responses in the absence of adequate source material, a common failure mode in AI systems that are otherwise designed to always produce an output.

Our retrieval architecture incorporates several advanced techniques to improve the quality and relevance of retrieved content:

●	Semantic search using vector embeddings, which identifies conceptually related information rather than relying on exact keyword matches;
●	Hybrid retrieval, which combines semantic and keyword-based methods to improve recall across diverse query types;
●	Query decomposition and expansion, which break down complex questions and broaden search coverage to capture relevant content that a narrower query might miss;
●	Re-ranking, which reorders retrieved results by relevance before they reach the response generation layer; and
●	Context enrichment, which augments retrieved content with supplementary information to improve response coherence and accuracy.

Our platform also incorporates a configurable safety and data protection layer that sits between raw user inputs and the core AI processing pipeline. This layer performs two primary functions. First, it handles entity identification and anonymization: when a user provides personally identifiable or sensitive information (for example, a patient sharing their name and medical history in a healthcare context), the system identifies those data entities and replaces them with anonymized identifiers before the data is processed or persisted. This reduces the risk of exposing sensitive personal information to third-party model providers. Second, the layer includes a moderation function that screens inputs for adversarial, inappropriate, or policy-violating content before it reaches either the language model or the information retrieval system. This is designed to prevent prompt injection and other attempts to manipulate the AI’s behavior outside of its intended parameters.

The accuracy and reliability of our AI Agents are evaluated using RAGAS (Retrieval-Augmented Generation Assessment), an established open-source framework for measuring the performance of RAG-based systems. Our validation process draws on both controlled test results and outcomes observed in live customer deployments, providing a basis for ongoing quality monitoring and continuous improvement.

Customization, Configuration, and Optimization

Our AI Agents are designed to be extensively configurable, allowing clients to tailor the interaction experience to their specific user populations, brand standards, and operational contexts.

On the communication side, clients can adjust automatic speech recognition (ASR, the system’s ability to interpret spoken input), text-to-speech (TTS, the system’s ability to generate spoken responses), and natural language processing (NLP, the system’s ability to understand and generate human language) parameters to configure tone, cadence, personality, and emotional register. NLP configuration also controls response depth: the same underlying knowledge base can produce detailed, technical responses for healthcare professionals or concise, plain-language responses for consumer-facing interactions.

AI Agents can additionally be configured with a visual persona, including customizable physical appearance and professional attire appropriate to the deployment context (such as medical scrubs, business attire, or industry specific uniforms). This degree of visual personalization is grounded in evidence from published research indicating that human-like, contextually appropriate AI representations can improve user engagement and trust, factors that are particularly significant in high-stakes environments such as healthcare.

Deployment

Our modular architecture is designed to support rapid deployment. Source data can typically be ingested and made available for agent training and response generation within a matter of hours through a standardized data interface, though actual timelines may vary depending on the complexity of the use case and the scope of the solution being deployed.

Once data has been ingested, our platform uses a combination of statistical and heuristic methods to accelerate agent training and dialogue management configuration, reducing the time required before an agent is ready for live deployment.

Deployments can be configured for cloud, on-premises, or hybrid environments, and optimized for the client’s existing hardware, operating systems, and IT infrastructure. Our AI Agents support multiple engagement modes, including web (desktop, mobile, and in-app), phone (voice and text), and physical installations via kiosks, enabling clients to meet their users across whichever channels are most relevant to their operations.

Use Cases

We deploy our AI solutions across industry-specific and cross-industry use cases, focused on operational environments where engagement drives measurable actions and outcomes. Our current use cases reflect learnings from active deployments and pilot initiatives including international markets such as Mexico, where localized data, regulatory requirements, and in-market workflows inform solution design and performance. These deployments have contributed to the refinement of our platform’s ability to integrate with third-party systems, support regulated environments, and operate across both digital and physical interfaces.

Hospitality and Service Operations

We deploy AI-powered assistants across hospitality and service operations to support real-time engagement, service coordination, and operational execution. These solutions are being advanced through pilot initiatives and early deployments in hospitality and high-traffic service environments.

Guest Experience Solution: Supports hospitality environments by managing guest requests, coordinating services, and delivering personalized recommendations across voice, text, and on-site interfaces.

Operations Coordination Solution: Connects customer interactions to internal workflows, enabling staff coordination, task execution, and service fulfillment in real time.

Concierge Solution: Provides context-aware recommendations and booking support for dining, entertainment, transportation, and local services, integrating with third-party providers where applicable.

These solutions are designed to operate across digital and physical environments, including kiosks, mobile devices, and embedded systems, enabling seamless engagement throughout the customer journey.

Healthcare and Life Sciences

We deploy AI-driven solutions to support patient evaluation, patient engagement, care navigation, integration of quality initiatives, patient-centered focus, care variation analysis, and adherence within regulated healthcare environments. These use cases have been informed by deployments and pilot programs in international markets, including implementations involving healthcare leaders and partners in Latin America.

Patient Engagement Solution: Provides education and support related to medications, treatment plans, and care protocols, with the goal of improving adherence and patient outcomes.

Care Navigation Solution: Assists patients with scheduling, accessing services, and understanding care pathways, reducing administrative friction and improving access to care.

Insurance and Benefits Solution: Supports education and decision-making related to healthcare coverage, including commercial and Medicare Advantage and related programs.

A Comprehensive Continuum of Care Solution: Facilitates the integrated management of acute, chronic, and complex multi-morbidity presentations— including endocrine, rheumatologic, and behavioral health pathologies.

These solutions are designed to operate within secure, governed environments and integrate with existing healthcare systems and workflows where required.

Advertising and Media

Interactive Engagement Solution: Transforms traditional digital content into conversational, interactive experiences that enable brands to engage directly with consumers and drive measurable actions and outcomes.

This use case builds on our experience in brand engagement and digital media, where interactive formats are used to convert passive content into active, two-way experiences.

Automotive

We support targeted automotive use cases focused on dealership and service environments. These deployments have informed our approach to integrating AI into operational workflows and customer-facing systems.

Retail and Service Solution: Enhances customer interactions across online and in-person dealership experiences, supporting sales and service workflows.

Technician Support Solution: Provides real-time access to information and procedural guidance for service personnel, supporting consistency and operational efficiency.

We expect to continue expanding supported use cases across existing verticals and into additional industries, including hospitality, insurance, and other service-based sectors, as we scale deployments, expand internationally, and further develop platform capabilities.

Recent Developments

During 2025, we advanced the deployment and commercialization of our AI platform across multiple industries and geographies, with a focus on healthcare, hospitality, insurance, media, and international expansion. These initiatives reflect our strategy to deploy AI in real-world operational environments where engagement drives measurable actions and outcomes.

In Latin America, we announced and initiated an exclusive licensing partnership with SKYE Inteligencia LATAM, S.A.P.I. de C.V. (“SKYE LATAM”), designed to support government and commercial market opportunities across Latin America and Spain. We also announced the formation of Skye Salud, together with KNOBLOCH Information Group and SKYE LATAM, to support healthcare modernization initiatives in Mexico through secure, localized AI solutions designed for regulated healthcare environments.

In Africa, we announced and initiated a strategic partnership with Valio Technologies (Pty) Ltd to establish an exclusive AI licensing framework for government and commercial markets across the region. As part of this initiative, we also announced a memorandum of understanding with Nelson Mandela University for an institution-approved pilot deployment focused on student wellbeing within a governed, closed-loop environment.

In hospitality, we announced and initiated our entry into guest-facing service environments through a collaboration with Seven Visions Resort & Places, The Dvin, in Yerevan, Armenia. This initiative represents our expansion into hospitality-focused deployments that support real-time guest engagement and service coordination in physical environments.

In insurance, we announced and initiated a strategic partnership with Swiss Life Global Solutions to support the implementation of AI-driven solutions intended to enhance customer value through digital health, mental health, and financial wellbeing services.

In advertising and media, we announced and initiated reseller and deployment activity through Vybroo and Grupo Siete, including pilot initiatives designed to support interactive, AI-driven consumer engagement across media platforms in Mexico and other international markets.

These developments contributed to the continued refinement of our platform, including multilingual deployment capabilities, integration with third-party systems, support for regulated and institution-approved environments, and the ability to operate across both digital and physical interfaces.

The AI Industry

We operate within the generative AI industry, a rapidly advancing segment within the broader artificial intelligence market, positioned at the intersection of machine learning, deep learning, and natural language processing. Our conversational AI solutions allow us to target a total addressable market estimated to grow from approximately $10 billion to $47 billion¹ by 2030.

The growing adoption of generative AI is being driven by the pursuit of cost reduction, value enhancement, differentiated customer engagements, and operational efficiency benefits that we believe are not available to organizations through legacy solutions.

Agentic AI. We believe the landscape of generative AI has evolved from knowledge-based tools such as chatbots and co-pilots to AI-enabled agents capable of executing complex, multi-step workflows. Industry research indicates increasing enterprise focus on deploying agent-based AI systems capable of execution-oriented tasks.²

Growing Acceptance of AI. Industry research indicates that a majority of organizations have adopted some form of artificial intelligence and are increasingly incorporating generative AI into business functions.³,⁴

Trust, Security & Reliability. Industry research indicates that organizations are focused on addressing concerns related to bias, hallucinations, inaccuracies, cybersecurity, privacy, and intellectual property.⁴

Ethical and Regulatory Change. Governments and regulatory bodies are introducing frameworks to support responsible AI deployment and data protection.⁵

Timely, Personalized Experiences. Industry research indicates that organizations prioritizing personalization can improve commercial outcomes and better meet evolving consumer expectations.⁶

Our Core Strengths

Versatile Applications and Configurable Design Across Industries.

We believe our AI Agents are deployable across multiple industry verticals, regardless of whether a business leverages public or private cloud services, localized or hybrid environments. Our solutions are designed to integrate with customers’ existing systems and workflows across industries, enabling flexibility without requiring significant infrastructure changes. We believe this broad applicability allows us to respond efficiently to evolving market demands and expand into new verticals without substantial delays or incremental costs.

Configurable Solutions Delivering Personalized Experiences.

We believe every engagement is unique. While our AI Agents are designed to support consistent, brand-aligned communication, our architecture incorporates memory and secure identity protocols that enable individualized experiences over time. Our systems leverage client-approved data to generate contextual, human-like responses, allowing each AI Agent to reflect the specific tone, knowledge, and requirements of the customer’s organization.

Adaptive Analytics Supporting Scalable Deployment.

We believe our ability to train AI Agents on customer-specific data in an efficient and scalable manner supports rapid deployment across enterprise environments. Our platform is designed to process large volumes of structured and unstructured data, enabling real-time insights and operational support. We believe these capabilities allow our customers to improve decision-making, operational efficiency, and responsiveness.

Experienced Management Team.

Our management team brings experience across artificial intelligence, software, and enterprise systems. We believe this experience positions us to execute on our strategy and navigate the evolving AI landscape.

Our Growth Strategy

Customer Acquisition Through Direct and Channel Partnerships.

We aim to expand our customer base through a combination of direct sales efforts and strategic partnerships. We intend to continue forming relationships with industry partners and regional collaborators to expand market access and support international growth initiatives, including joint ventures and localized deployment strategies.

“Land and Expand” Strategy.

We seek to establish initial customer relationships through targeted deployments and expand these engagements over time by introducing additional capabilities and use cases aligned with customer needs.

Product and Vertical Expansion.

We are developing a pipeline of enhancements and new capabilities designed to expand the range of use cases supported by our platform. As we deepen our presence in existing verticals, we also intend to expand into adjacent industries.

Collaboration with Academic and Research Institutions.

We collaborate with universities and research institutions to support ongoing development of our technology and access to emerging talent and innovation.

Collaboration with Cataneo GmbH.

We are continuing to collaborate with Cataneo GmbH on go-to-market efforts, particularly in international markets such as Mexico. These efforts are focused on integrating capabilities and expanding distribution opportunities across media and enterprise environments.

Current Target Verticals

Below are summaries of key end-markets that we believe illustrate both immediate and long-term potential for our product offerings:

Healthcare

We believe our platform can support healthcare organizations by reducing administrative burden, improving patient engagement, and enhancing care coordination across fragmented systems. The healthcare industry includes more than 145,000 organizations across segments such as outpatient care facilities, urgent care centers, physician groups, hospitals, and dental practices. These organizations often operate across disparate systems, which can limit data interoperability and increase administrative complexity.

Healthcare represents one of the largest sectors of the global economy, with U.S. healthcare spending exceeding $4 trillion annually⁷. Industry research indicates that administrative inefficiencies account for a meaningful portion of healthcare spending, with some estimates suggesting up to 25% of costs are associated with administrative complexity⁸.

We believe our AI solutions can support patient education, care navigation, and adherence, while also assisting providers with administrative workflows, intake processes, and communication.

Advertising and Media

The advertising industry continues to evolve toward more personalized and measurable engagement. The U.S. advertising market is projected to reach approximately $569 billion by 2029⁹. Advertisers are increasingly focused on improving targeting, attribution, and consumer engagement while addressing growing concerns around data privacy.

We believe our AI solutions can enhance advertising effectiveness by enabling interactive, conversational experiences that move beyond passive content toward measurable engagement.

Financial Services

We believe our AI solutions can support customer engagement, onboarding, and service delivery across financial services institutions. The industry includes over 227,000 organizations spanning banking, credit intermediation, asset and wealth management, and insurance.

Global financial services revenue exceeds $20 trillion annually¹⁰. Financial institutions operate in highly regulated environments where trust, compliance, and data security are critical.

We believe our platform can support secure customer interactions, onboarding workflows, and service delivery while enabling consistent and compliant communication.

Government and Data Sovereignty

We believe there is growing demand for AI solutions that support data sovereignty, regulatory compliance, and secure deployment within government and public sector environments.

Global government IT spending is projected to exceed $600 billion annually¹¹.

We believe our architecture positions us to support sovereign AI initiatives and public sector deployments.

Automotive

We believe the automotive sector presents opportunities driven by increasing digitization of customer interactions and service operations.

Consumer behavior continues to shift toward digital research and engagement prior to purchase, with industry research indicating that over 90% of vehicle purchases begin with online research¹².

We believe our AI solutions can support both customer-facing interactions and internal operational workflows across sales and service environments.

Illustrative Offering Tiers

We plan to offer our products across three primary deployment tiers, differentiated by level of integration, customization, scalability, and data control, based on the needs of our enterprise customers.

Community Cloud.

Designed for organizations requiring scalable infrastructure with standardized configurations. This tier leverages shared cloud environments and supports efficient deployment for high-volume customer engagement use cases with defined customization options.

Private Cloud.

Designed for organizations requiring enhanced control over infrastructure, data, and customization. This tier supports more complex deployment environments, enabling greater flexibility, integration, and configuration while maintaining strong data governance.

On-Premises.

Designed for large enterprises with high concurrency requirements and strict data security and compliance needs. This tier provides a fully isolated, ring-fenced deployment within the customer’s own infrastructure, enabling maximum control over data, systems, and operations.

Commercial Strategy, Customers, and Strategic Relationships

We leverage a combination of direct sales efforts and strategic channel partnerships to drive customer acquisition and market expansion. Our go-to-market approach is designed to support both direct enterprise adoption and localized deployment through commercial, licensing, and strategic partner relationships. This approach enables us to expand into regulated and international markets while aligning our solutions with region-specific customer needs, workflows, and compliance requirements.

During 2025, we announced and initiated commercial expansion activities across multiple regions and industry verticals. In Latin America, we advanced our presence through partnerships involving SKYE LATAM and related initiatives, including Skye Salud, which is focused on healthcare modernization opportunities in Mexico. These efforts support localized deployment, healthcare-focused use case development, and broader market access in the region.

We expanded our activities in Africa through collaborations with Valio Technologies and related regional initiatives, including institution-focused deployment efforts. In hospitality, we entered guest-facing service environments through our collaboration with Seven Visions Resort & Places, The Dvin, reflecting our broader strategy of deploying AI solutions in physical operating environments where engagement, coordination, and service execution are critical.

In the United States, we continued to deepen engagement with healthcare organizations while expanding into insurance through our strategic partnership with Swiss Life Global Solutions. In advertising and media, we expanded reseller and deployment activity through Vybroo and Grupo Siete, supporting interactive consumer engagement initiatives across Mexico and other international markets.

We believe our customer base will primarily consist of enterprise and mid-market organizations, including healthcare providers, insurance companies, financial institutions, hospitality operators, automotive service providers, and advertising and media platforms. We intend to target partners and customers whose offerings can be enhanced through integration of our AI solutions.

Go-To-Market Strategy

We utilize a multi-channel go-to-market approach:

1.	Partner with industry-specific solution providers to access targeted verticals
2.	Acquire enterprise customers directly and through partners to establish market presence
3.	Scale through embedded deployments within partner platforms and service offerings

We aim to expand our presence by leveraging partner distribution networks, existing customer relationships, and integrated solution offerings. Our international growth strategy also includes working with regional collaborators and local operating partners to support deployment, commercialization, and market-specific expansion.

Market Opportunity and Demand Drivers

Demand for enterprise artificial intelligence solutions continues to grow across industries as organizations seek to improve operational efficiency, reduce costs, and enhance customer engagement. AI adoption is accelerating in sectors such as healthcare, financial services, and customer experience, where organizations are increasingly deploying AI to support real-time interactions, automate workflows, and augment decision-making.

In healthcare, rising patient demand, workforce shortages, and increasing administrative complexity are driving interest in AI-enabled engagement and automation solutions¹⁶,¹⁷. In financial services and insurance, organizations are adopting AI to improve customer experience, streamline operations, and support compliance and risk management functions¹⁸,¹⁹.

Across industries, enterprises are increasingly prioritizing AI systems that can operate within secure, governed environments and integrate directly with existing enterprise systems and workflows.

We believe these trends support the expansion of our solutions across both digital and physical environments, including customer engagement, service operations, and enterprise workflow automation.

Core Strengths

Secure, Enterprise-Grade Architecture

Our platform is designed to operate within secure, closed-loop environments using organization-approved data, enabling deployment in regulated and high-compliance industries such as healthcare, insurance, and financial services. We emphasize governance, auditability, and control, supporting enterprise requirements for privacy, compliance, and operational integrity.

Configurable and Customizable AI Systems

Our AI solutions are highly configurable to meet the specific needs of enterprise customers. We support customization across interaction design, workflows, integrations, and user experience, enabling organizations to tailor AI deployments to their operational environments, customer populations, and business objectives.

Multimodal Engagement Capabilities

Our platform supports interaction across multiple modalities, including text, voice, and avatar-based interfaces. This enables deployment across web, mobile, contact centers, kiosks, and embedded environments, supporting consistent engagement across digital and physical touchpoints.

Integration with Enterprise Systems and Workflows

Our AI solutions are designed to integrate with enterprise systems, including customer relationship management (CRM), enterprise resource planning (ERP), and other operational platforms. This enables our AI Agents to move beyond conversational interaction and support real-time task execution, workflow automation, and decision support.

Data Sovereignty and Controlled AI Environments

We focus on enabling organizations to retain control over their data, AI behavior, and system outputs. Our architecture supports deployment within controlled environments where data governance, residency, and regulatory compliance are critical, aligning with emerging enterprise priorities around data sovereignty and secure AI deployment.

Competitive Landscape

We operate within a highly competitive and rapidly evolving artificial intelligence market. Our primary sources of competition include companies developing conversational AI, language processing, and AI agent technologies, as well as industry-specific solution providers and large technology platforms offering integrated AI capabilities.

The AI ecosystem spans multiple layers, including applications, models, infrastructure, and supporting technologies. Competitors range from specialized AI providers to large-scale technology companies incorporating AI into existing products and services.

Competitive Factors

We believe the principal competitive factors in our market include:

●	Accuracy and reliability of natural language processing and understanding
●	Ability to support multimodal interactions across voice, text, and visual interfaces
●	Flexibility of deployment across cloud, hybrid, and on-premises environments
●	Speed and ease of implementation and integration
●	Degree of customization and adaptability to customer workflows
●	Ability to deliver personalized, context-aware interactions
●	Data security, privacy, and regulatory compliance
●	Strength of product development and innovation pipeline
●	Depth of industry-specific expertise
●	Scope and effectiveness of partner and distribution networks
●	Pricing structure and return on investment for customers
●	Strength of sales, marketing, and brand positioning
●	Existing customer relationships and adoption levels
●	Proven performance in complex, real-world environments

Additional Development and Academic Collaborations

We continue to invest in research and development initiatives to enhance our platform capabilities and expand into additional industry verticals. We believe there are meaningful opportunities to extend our offerings into adjacent markets such as hospitality, enterprise services, contact centers, and connected environments, supported by broader demand trends for enterprise artificial intelligence and automation solutions¹³,¹⁴,¹⁵.

We have engaged in academic collaboration efforts, including with Korea University, to support research and development initiatives and advance certain technical capabilities of our platform. These collaborations are intended to supplement our internal development efforts by providing access to research expertise, talent, and emerging technologies.

While we maintain relationships with academic and research institutions, our development strategy has evolved to focus primarily on scalable, enterprise-driven product development rather than reliance on any single research partnership.

Intellectual Property

We rely on a combination of patents, patent applications, registered and unregistered trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements with third parties and other contractual measures, to protect our intellectual property rights.

As of March 24, 2026, we have 23 issued patents, including 12 U.S. issued patents and 11 issued abroad. Our U.S. issued patents expire between September 9, 2028, and April 1, 2044. We also have 24 pending patent applications, including 24 U.S. nonprovisional patent applications, 9 U.S. provisional patent applications, one Patent Cooperation Treaty patent application, and three patent applications in other jurisdictions. The pending U.S. patent applications, if issued, would expire between 2041 and 2044. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We also generally apply a policy requiring our employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. There are a number of risks associated with our patent rights and other intellectual property rights, including whether such rights are valid, enforceable or sufficient to protect our business, products or services. See the section titled “Risk Factors-Risks Related to Intellectual Property, Information Technology, Data Privacy and Security” for a more comprehensive description of risks related to our intellectual property.

Regulation

We operate under a complex and evolving landscape of data protection, privacy, cybersecurity, and artificial intelligence (“AI”) governance regulations across multiple jurisdictions. While comprehensive AI-specific regulation remains in development, existing regulatory frameworks applicable to our business continue to expand.

We are subject to a variety of U.S. federal and state laws governing the privacy and security of personally identifiable information (“PII”), including health information. In particular, the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and requires the implementation of administrative, physical, and technical safeguards.

In addition to HIPAA, we may be subject to other federal and state privacy laws, including the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), the Illinois Biometric Information Privacy Act (“BIPA”), New York City Local Law 144, the Texas Data Privacy and Security Act (“TDPSA”), and the Virginia Consumer Data Protection Act (“VCDPA”), among others.

Internationally, we may be subject to additional data protection and privacy laws, including Mexico’s Federal Law on Protection of Personal Data Held by Private Parties (“LFPDPPP”), South Africa’s Protection of Personal Information Act (“POPIA”), and the General Data Protection Regulation (“GDPR”) in the European Union and European Economic Area.

We maintain compliance with applicable healthcare and data protection regulations, including HIPAA, where required. We have also obtained a Service Organization Control 2 (“SOC 2”) Type II report covering certain internal controls in the United States. While SOC 2 Type II is not a legal requirement in all jurisdictions, it is widely recognized by enterprise customers as evidence of effective security and operational controls.

In certain jurisdictions, including Mexico and South Africa, we may also be subject to sector-specific regulatory oversight depending on the nature of our deployments, including oversight by financial services and healthcare regulators.

We also monitor and align with emerging governance frameworks, including standards published by the National Institute of Standards and Technology (“NIST”) and international ISO standards, which address areas such as data processing, AI system governance, and risk management.

Employees

As of December 31, 2025, we had approximately 29 full-time employees, including 2 executive officers. We also engage independent contractors and consultants to support our operations. None of our employees are represented by a labor union, and we believe we maintain positive employee relations.

Corporate Information

Our principal executive offices are located at 300 Delaware Avenue, Suite 210, Wilmington, Delaware 19801, and our telephone number is (307) 757-3650. Our website address is www.brandengagementnetwork.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our investor relations website at https://investors.brandengagementnetwork.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Legal Proceedings

AFG Litigation

On January 16, 2025, the Company filed a lawsuit against AFG and its Chief Executive Officer, Ralph Wright Brewer III, in the Northern District of Texas, Dallas Division alleging fraudulent misrepresentation, breach of contract, and the concealment of a ransomware attack on its own network shortly before the Reseller Agreement was executed. Given that the litigation is not yet at issue, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

On March 26, 2025, the Company filed a First Amended Complaint against AFG in the Southern District of New York alleging breach of contract against AFG with respect to the AFG Subscription Agreement. Specifically, the Company alleges that AFG failed to fund its required March 13, 2025 payment in the amount of $6,500,000. In the lawsuit, the Company seeks actual damages in the amount of the missed payment, pre- and post-judgment of interest, consequential damages and attorneys’ fees and costs. It also seeks a declaration from the court that AFG was and is obligated to purchase an aggregate of $6.5 million of additional shares of the Company’s Common Stock on each of the first four anniversaries of the Initial Offering Closing Date and Business Combination Closing (as defined in the AFG Subscription Agreement) pursuant to the AFG Subscription Agreement. On May 12, 2025, AFG filed an Answer and Counterclaims in which it denies the allegations of the lawsuit and asserts counterclaims for an unspecified amount of damages against the Company. Given that the litigation is not yet at issue, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

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

References for Part 1.

1.	https://www.statista.com/statistics/1552183/global-agentic-ai-market-value/
2.	https://www2.deloitte.com/us/en/insights/industry/technology/technology-media-and-telecom-predictions/2025/autonomous-generative-ai-agents-still-under-development.html
3.	https://www.mckinsey.com/capabilities/quantumblack/our-insights/the-state-of-ai#/
4.	https://www2.deloitte.com/content/dam/Deloitte/us/Documents/consulting/us-state-of-gen-ai-q4.pdf
5.	https://www2.deloitte.com/us/en/pages/about-deloitte/articles/press-releases/state-of-generative-ai.html
6.	https://www.gartner.com/en/executive-guidance/impact-of-personalization
7.	https://www.cms.gov/data-research/statistics-trends-and-reports/national-health-expenditure-data
8.	https://www2.deloitte.com/us/en/insights/industry/health-care/cost-of-health-care-in-the-united-states.html
9.	https://www.statista.com/outlook/amo/advertising/united-states
10.	https://www.statista.com/outlook/dmo/fintech/worldwide
11.	https://www.gartner.com/en/newsroom/press-releases/2024-01-17-gartner-says-worldwide-government-it-spending-to-total-588-billion-in-2024
12.	https://www.mckinsey.com/industries/automotive-and-assembly/our-insights/the-future-of-car-sales
13.	https://www.statista.com/outlook/tmo/artificial-intelligence/worldwide
14.	https://www.idc.com/getdoc.jsp?containerId=prUS50528223
15.	https://www.mckinsey.com/capabilities/quantumblack/our-insights/the-state-of-ai
16.	https://www.aha.org/workforce
17.	https://www.mckinsey.com/industries/healthcare/our-insights
18.	https://www2.deloitte.com/us/en/insights/focus/cognitive-technologies/ai-financial-services.html
19.	https://www.mckinsey.com/industries/financial-services/our-insights

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

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our ordinary shares to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

●	Future resales of our Common Stock may cause the market price of our Common Stock to drop significantly, even if the Company’s business is doing well.
●	Certain existing securityholders acquired their securities in the Company at prices below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in our Company may not experience a similar rate of return.
●	We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.
●	We have a history of losses and may not be able to achieve profitability on a consistent basis or at all.
●	We expect to be dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on our financial condition and operating results.
●	The total addressable market opportunity for our current and future products may be much smaller than we estimate.
●	We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
●	Our results of operations and key financial and operational metrics are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.
●	Our sales cycles may be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.
●	Our business depends on customers purchasing additional subscriptions and products from us and renewing their subscriptions. If customers do not renew or expand their subscriptions with us, our revenue may decline and our business, financial condition and results of operations may be harmed.
●	Our revenue growth depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.
●	Our ability to sell our software and services to customers is dependent on the quality of our offerings, and our failure to maintain the quality of our offerings could have a material adverse effect on our sales and results of operations.
●	We may not be able to effectively develop and expand our sales, marketing and customer support capabilities.
●	We may generate a significant portion of our revenues primarily from a few major customers, and loss of business from such customers could reduce our revenues and significantly harm our business.
●	If we are not able to grow, maintain and enhance our brand and reputation, our relationships with our customers, partners, investors and employees may be harmed, and our business and results of operations may be adversely affected.
●	If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, operating results and financial position could be adversely affected.
●	Changes in our subscription or pricing models could adversely affect our operating results.
●	The benefits of our products to customers and projected return on investment have not been substantiated through long-term trials or use.
●	We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

●	If we choose to acquire or invest in other new businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost-effective and/or non-disruptive manner.
●	AI is a nascent and rapidly changing technology. The slowing or stopping of the development or acceptance of AI technologies may adversely affect our business.
●	Issues in the use of AI or machine learning in our software may result in reputational harm or liability.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) could have a material adverse effect on our business and stock price.
●	Future sales of shares by existing shareholders could cause our stock price to decline.
●	The Company may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making the Public Warrants worthless.
●	We have the ability to require holders of the Public Warrants to exercise such warrants on a cashless basis, which will cause holders to receive fewer shares of Common Stock upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.
●	Our management does not have prior experience in operating a public company.
●	A substantial number of the Company’s Common Stock are restricted securities and as a result, there may be limited liquidity for our Common Stock.

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

We have incurred losses in each year since our incorporation. We incurred a net loss of approximately $8.3 million and $33.7 million in the years ended December 31, 2025 and 2024, respectively. As a result, we had an accumulated deficit of approximately $55.3 million as of December 31, 2025. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our offerings, broaden our customer base, expand our sales and marketing activities, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our offerings or increasing competition. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability or positive cash flow at all or on a consistent basis, which would cause our business, financial condition, and results of operations to suffer and the price of our Common Stock to decline.

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

Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:

●	the success of our sales and marketing efforts;
●	our ability to increase our margins;
●	the timing of expenses and revenue recognition;
●	the timing and amount of payments received from our customers;
●	termination of one or more large contracts by customers or channel providers;
●	the time- and cost-intensive nature of our sales efforts and the length and variability of sales cycles;
●	the amount and timing of operating expenses related to the maintenance and expansion of our business and operations;
●	the timing and effectiveness of new sales and marketing initiatives;
●	changes in our pricing policies or those of our competitors;
●	the timing and success of new products, features, and functionality introduced by us or our competitors;
●	cyberattacks and other actual or perceived data or security breaches;
●	our ability to hire and retain employees, in particular, those responsible for the development, operations and maintenance, and selling or marketing of our software; and our ability to develop and retain talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time and provide sales leadership in areas in which we are expanding our sales and marketing efforts;
●	changes in the competitive dynamics of our industry;
●	the cost of and potential outcomes of future claims or litigation, which could have a material adverse effect on our business;
●	indemnification payments to our customers or other third parties;
●	ability to scale our business with increasing demands;
●	the timing of expenses related to any future acquisitions; and
●	general economic, regulatory, and market conditions, including international affairs such as the conflict between Russia and Ukraine and in the Middle East which may cause financial market volatility.

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

Prior to BEN’s merger with Prior BEN and DHC Acquisition Corp. (the “Business Combination”), BEN was a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. To date, we have never conducted a review of our internal control for the purpose of providing the reports required by Sarbanes-Oxley. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports.

In connection with the preparation of BEN’s 2025 consolidated financial statements, we and our independent auditors identified material weaknesses and significant deficiencies in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

These material weaknesses related to the following:

The Company does not have a properly documented internal control system in accordance with the requirements of the Committee on Sponsoring Organizations (“COSO”) or some similarly appropriate internal control methodology or formal documentation of the Company’s systems of internal control.

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

●	The Company improperly classified certain other expenses as general and administrative expenses.
●	The Company improperly allocated proceeds received pertaining to certain equity instruments issued in connection with debt.

During 2023, the Company commenced remediation efforts to address the identified material weaknesses which including hiring a Chief Financial Officer and adding additional review procedures by qualified personnel over complex accounting matters which include engaging third-party professionals with whom to consult regarding complex accounting applications.

However, we cannot assure you that these measures will significantly improve or remediate the material weaknesses and significant deficiencies described above. As of April 15, 2026, the material weaknesses and significant deficiencies have not been remediated.

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

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the software, including, among others, such customer’s projections of business growth, uncertainty about economic conditions (including as a result of international affairs such as the conflict between Russia and Ukraine and in the Middle East), capital budgets, anticipated cost savings from the implementation of our software, potential preference for such customer’s internally developed software solutions, perceptions about our business and software, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our software and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

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

We face intense and growing competition for our products and services, including advancements in artificial intelligence (“AI”) and we may lack sufficient financial or other resources to maintain or improve our competitive positions.

The market for our products is intensely competitive and characterized by rapid changes in technology, including advancements in AI, customer requirements, industry standards, and frequent new platform and application introductions and improvements. We anticipate continued competitive challenges from current competitors who address different aspects of our offerings, and in many cases, many of these competitors are more established and enjoy greater resources than we do. We also expect competitive challenges from new entrants into the industry or existing large companies seeking to grow their current offerings. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate and revenue that could adversely affect our business and results of operations.

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

Acquisitions involve many and diverse risks and uncertainties, including risks associated with conduction due diligence, the inability to satisfy closing conditions, problems integrating the purchased operations, assets, technologies or products, unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries, inability to achieve anticipated synergies, overpaying for acquisitions, invalid sales assumptions underlying potential acquisitions, issues maintaining uniform standards, procedures, controls and policies, diversion of management attention, adverse effects on existing business relationships or acquired company business relationships, risks associated with entering new markets, potential loss of key employees of acquired businesses, increased legal, accounting and compliance costs, and failure to successfully integrate acquired companies or retain key personnel from the acquired company.

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

A significant number of our employees and operations are located in South Korea. As a result, we are subject to political, economic, legal and regulatory risks specific to South Korea, and our performance and successful fulfilment of our operational strategies are dependent in part on the overall South Korean economy. The economic indicators in South Korea in recent years have shown mixed signs of growth and uncertainty. As a result, future growth of the Korean economy is subject to many factors beyond our control, including developments in the global economy.

The South Korean economy is closely tied to, and is affected by developments in, the global economy. In recent years, adverse conditions and volatility in the worldwide financial markets and fluctuations in oil and commodity prices have contributed to the uncertainty of global economic prospects in general and have adversely affected, and may continue to adversely affect, the South Korean economy. Any future deterioration of the South Korean economy or the global economy could adversely affect our business, financial condition, and results of operations.

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

Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or software, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

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

Our products are inherently complex and may in the future, contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software. As the use of our products, including products that were recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software fail to perform as contemplated in such deployments. We may in the future need to issue corrective releases of our software to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. See the Risk Factor titled “If our information technology systems or those of third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences” for additional information concerning security risks.

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

As of March 24, 2026, we have 23 issued patents, including 12 U.S. issued patents and 11 issued abroad. Our U.S. issued patents expire between September 9, 2028, and April 1, 2044. We also have 24 pending patent applications, including 24 U.S. nonprovisional patent applications, 9 U.S. provisional patent applications, one Patent Cooperation Treaty patent application, and three patent applications in other jurisdictions. The pending U.S. patent applications, if issued, would expire between 2041 and 2044. We continually review our development efforts to assess the existence and patentability of new intellectual property. These patents and patent applications seek to protect our proprietary inventions relevant to our business, in addition to other proprietary technologies. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in AI platform and application recognition, protecting our brand and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our products, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our products. Any of these events would harm our business.

Issues in the use of AI or machine learning in our software may result in reputational harm or liability.

We develop and use AI, including generative AI, and machine learning (“ML”) technologies in our products and services (collectively, “AI/ML” technologies) and our employees and personnel may use AI/ML technologies to perform their work. AI/ML is a significant and potentially growing element of our business. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act. We expect other jurisdictions will adopt similar laws.

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

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to be competitive. There is a risk that we will not be able to achieve the technological advances that may be necessary for us to be competitive or that certain of our products will become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. These risks could have a material adverse effect on our business, results of operations development and failure of products to operate properly. These risks could have a material adverse effect on our business, results of operations and financial condition.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data and health data (collectively, “sensitive data”).

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

In the past few years, numerous U.S. states-including California, Virginia, Colorado, Connecticut, and Utah-have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to optout of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. To the extent that we are or may become subject to such laws, the exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a company with publicly traded securities, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the Nasdaq and other applicable securities laws and regulations. These rules and regulations require that we adopt additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These obligations also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we need to commit significant resources, maintain additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in this Annual Report on Form 10-K and in our Exchange Act and other filings required of a public company, our business and financial condition is more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our Common Stock.

Failure to establish and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of Sarbanes-Oxley, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company, our independent registered public accounting firm is not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(a) until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Prior to the Business Combination, BEN did not have an internal audit function. To comply with the requirements of being a public company, we have undertaken various actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert management’s attention from other matters that are important to the operation of our business. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected. We could also become subject to investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

Delaware law and provisions in our Certificate of Incorporation and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Common Stock.

Our Certificate of Incorporation (our “Charter”) and Bylaws contain provisions that could depress the trading price of our Common Stock by acting to discourage, delay, or prevent a change of control or changes in our management that our stockholders may deem advantageous. These provisions include the following:

●	a classified board of directors so that not all members of the board of directors are elected at one time;
●	the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorship;
●	director removal solely for cause;
●	super-majority voting to amend certain provisions of our Charter and any provision of our Bylaws;
●	“blank check” preferred stock that our board of directors could use to implement a shareholder rights plan;
●	the right of our board of directors to issue our authorized but unissued Common Stock and Preferred Stock without stockholder approval;
●	no ability of our stockholders to call special meetings of stockholders;
●	no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	limitations on the liability of, and the provision of indemnification to, our director and officers;
●	the right of the board of directors to make, alter, or repeal our Bylaws; and
●	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Public Warrant, if, among other things, the Reference Value equals or exceeds $180.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants listed on Nasdaq as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants as described above could force holders to (i) exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for holders to do so, (ii) sell the Public Warrants at the then-current market price when holders might otherwise wish to hold the Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of the Public Warrants. None of the 600,000 warrants (the “Private Placement Warrants”) sold at a price of $15.00 per Private Placement Warrant in a private placement to the Sponsor, which were assumed in connection with the closing of the Business Combination, will be redeemable by us so long as they are held by the Sponsor or their permitted transferees.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $1.00 per Warrant if, among other things, the Reference Value equals or exceeds $100.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant). In such a case, the holders will be able to exercise their Public Warrants prior to redemption for a number of shares of Common Stock determined based on the redemption date and the fair market value of Common Stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of Common Stock received is capped at 0.361 shares of Common Stock per Public Warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.

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

Our business and operations could be negatively affected if we become subject to any securities litigation, shareholder activism or “short squeeze” trading activity, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of director’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock and Public Warrants may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, could be impacted by the global macroeconomic events, such as the current conflict in Ukraine and in the Middle East. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of unfavorable or uncertain economic and market conditions, such as the current global economic uncertainty experienced as a result of the current inflationary environment in the United States. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Common Stock and Public Warrants may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

A substantial number of the Company’s Common Stock are restricted securities and as a result, there may be limited liquidity for our Common Stock.

A substantial portion of our outstanding shares of Common Stock currently constitute restricted securities and “control” securities for purposes of Rule 144 of the Securities Act or otherwise subject to a contractual lockup. As a result, there may initially be limited liquidity in the trading market for our Common Stock until these shares are sold pursuant to an effective registration statement under the Securities Act or the shares become available for resale without volume limitations or other restrictions under Rule 144 and are otherwise no longer subject to a lockup agreement. Even once these are no longer restricted or a registration statement for such shares has become effective, the liquidity for our Common Stock may remain limited given the substantial holdings of such stockholders, which could make the price of our Common Stock more volatile and may make it more difficult for investors to buy or sell large amounts of our Common Stock.

Our Common Stock may be delisted from the Nasdaq Capital Market which could negatively impact the price of our Common Stock, liquidity and our ability to access the capital markets.

The listing standards of the Nasdaq Capital Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the Nasdaq Capital Market, our Common Stock may be delisted. If our Common Stock is delisted, it could reduce the price of our Common Stock and the levels of liquidity available to our stockholders. In addition, the delisting of our Common Stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our Common Stock could materially adversely affect our ability to raise capital. Delisting from the Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

As previously reported, on December 30, 2024, the Company received the Notice from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the previous 30 consecutive business days, the closing bid price for the Company’s Common Stock, had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The Notice has no effect on the listing of the Common Stock at this time, which continues to trade on The Nasdaq Capital Market under the symbol “BNAI”.

On July 1, 2025, the Company received a letter from Nasdaq notifying the Company that it has been granted an extension of 180 calendar days, or until December 29, 2025, to regain compliance with the Minimum Bid Price Requirement under Nasdaq Listing Rule 5550(a). On December 31, 2025, the Company received a letter from the Staff notifying the Company that it has regained compliance with the Bid Price Requirement.

If the Company falls out of compliance with the Bid Price Requirement in the future, the Common Stock may be subject to delisting. There can be no assurance that the Company will continue to be compliant with the Bid Price Requirement.

If Nasdaq delists our Common Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. To date, we have not experienced any cyber incidents that have had a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors - Risks Related to Our Business and Industry - If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Item 2. Properties

We do not own any buildings or other real property. Our principal executive offices are located at 300 Delaware Ave, Suite 210, Wilmington, Delaware 19801.

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

On March 26, 2025, the Company filed a First Amended Complaint against AFG in the Southern District of New York alleging breach of contract against AFG with respect to the AFG Subscription Agreement. Specifically, the Company alleges that AFG failed to fund its required March 13, 2025 payment in the amount of $6,500,000. In the lawsuit, the Company seeks actual damages in the amount of the missed payment, pre- and post-judgment of interest, consequential damages and attorneys’ fees and costs. It also seeks a declaration from the court that AFG was and is obligated to purchase an aggregate of $6.5 million of additional shares of the Company’s Common Stock on each of the first four anniversaries of the Initial Offering Closing Date and Business Combination Closing (as defined in the AFG Subscription Agreement) pursuant to the AFG Subscription Agreement. On May 12, 2025, AFG filed an Answer and Counterclaims in which it denies the allegations of the lawsuit and asserts counterclaims for an unspecified amount of damages against the Company. Given that the litigation is not yet at issue, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Common Stock is listed on The Nasdaq Capital Market under the symbol “BNAI,” and our warrants to purchase Common Stock (the “Public Warrants”) are listed on The Nasdaq Capital Market under the symbol “BNAIW”. The closing price of our Common Stock and Public Warrants as reported by Nasdaq on April 13, 2026, was $50.95 and $0.316, respectively.

Record Holders

As of April 13, 2026, there were 50 shareholders of record and there were 5,857,955 shares of Common Stock issued and outstanding. The number of shareholders of record does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

Comparative Stock Performance

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, we are not required to provide the information required by Item 201(e) of Regulation S-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included elsewhere in this Annual Report on Form 10-K (this “Report”). Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “BEN” refer to Brand Engagement Network Inc., a Delaware corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”) and with the consolidated financial statements and related notes thereto presented in this Report.

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

Recent Events

Financing Registration Statements

We currently do not have an effective registration statement on file with the Securities and Exchange Commission other than our Registration Statement on Form S-8 (File No. 333-292748) and our Registration Statement on Form S-4 (file No. 333-275058).

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

Results of Operations

Comparison of the years Ended December 31, 2025 and 2024

	Years Ended December 31,		Increase
	2025	2024	(Decrease)
Revenues	$275,120	$99,790	$175,330
Operating expenses:
General and administrative	8,872,915	19,242,571	(10,369,656)
Research and development	162,973	1,127,779	(964,806)
Impairment of deferred customer acquisition costs	-	13,475,000	(13,475,000)
Depreciation and amortization	3,865,381	2,728,411	1,136,970
Total operating expenses	12,901,269	36,573,761	(23,672,492)
Loss from operations	(12,626,149)	(36,473,971)	23,847,822
Other income (expenses):
Interest expense	(410,460)	(202,945)	(207,515)
Change in fair value of warrant liabilities	197,292	994,687	(797,395)
Gain (loss) on debt extinguishment	4,191,074	1,946,310	2,244,764
Other	22,808	20,490	2,318
Other income (expenses), net	4,000,714	2,758,542	1,242,172
Net loss	$(8,625,435)	$(33,715,429)	$25,089,994

Revenues

During the years ended December 31, 2025 and 2024, revenue was immaterial.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2025 were approximately $8,872,915, decrease of approximately $10,369,656, compared to the year ended December 31, 2024. The decrease was primarily due to transaction costs of $3.1 million incurred in connection with the Business Combination in the prior period. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity-based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses

Depreciation and amortization expenses for the year ended December 31, 2025 were approximately $3,865,381 an increase of approximately $1,136,970 compared to the year ended December 31, 2024. The increase was primarily due to the amortization expense associated with the developed technology placed into service in mid-2024.

Research and development expenses

Research and development expenses for the year ended December 31, 2025 were approximately $162,973 a decrease of approximately $964,806, compared to the year ended December 31, 2024. The decrease in research and development expenses was primarily due to the sponsorship agreement with Korea University no longer being active and a decrease in stock compensation expense.

Gain on debt extinguishment

Gain on extinguishment of debt for the year ended December 31, 2025 was approximately $4,191,074, related to settlement of accounts payable through the issuance of shares of Common Stock and negotiated cash settlement.

Change in fair value of warrant liabilities

Change in fair value of the warrant liabilities for the year ended December 31, 2025 was approximately $197,292 loss associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. The change in the fair value of the warrant liabilities during the year ended December 31, 2024 was $994,687 associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date.

Liquidity and Capital Resources

Capital Resources and Available Liquidity

As of December 31, 2025, our principal source of liquidity was cash of approximately $172,124. We have financed operations to date with proceeds from the Yorkville Promissory Note, transactions with AFG, sales of our Common Stock, warrant exercises and debt issuances to related and non-related parties. As described in Note A of our consolidated financial statements, we have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of approximately $55,642,584 at December 31, 2025. We expect losses and negative cash flows to continue for the foreseeable future, primarily as a result of increased general and administrative expenses, continued product research and development and marketing efforts. Management anticipates that significant additional expenditures will be necessary to develop and expand our business, including through stock and asset acquisitions, before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. Current available funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. Our history of losses, our negative cash flow from operations, our limited cash resources on hand and our dependence on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that our recurring losses from operations, and the fact that we have not generated significant revenue or positive cash flows from operations, raised substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in their report to our consolidated financial statements as of and for the year ended December 31, 2025 with respect to this uncertainty.

The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties, including through public offerings or private placements. However, the Company cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy our contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.

Cash Exercise of Warrants

There is no assurance that the holders of our warrants described under this section will elect to exercise for cash any or all of such warrants, especially when the trading price of our Common Stock is less than the exercise price per share of such warrants. We believe the likelihood that warrant holders will exercise their respective warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock is less than the exercise price per share of a warrant, we expect that a warrant holder would not exercise their warrants. To the extent that any warrants are exercised on a “cashless basis” under certain conditions, we would not receive any proceeds from the exercise of such warrants.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the year ended December 31,
	2025	2024
Cash used in operating activities	$(5,086,356)	$(14,039,704)
Cash used in investing activities	$(23,512)	$(281,390)
Cash provided by financing activities	$5,132,720	$12,785,354
Net decrease in cash and cash equivalents	$22,852	$(1,535,740)

Operating activities

Cash used in operating activities was approximately $(5,086,356) during the year ended December 31, 2025 primarily due to our net loss of approximately $(8,625,435) The net loss included non-cash charges of approximately $555,532 which consisted of approximately $3,865,381 of depreciation and amortization expense, $822,430 in equity-based compensation expense, including the issuance of restricted shares, and non-cash interest expense, offset by $(197,292) gain due to the change in fair value of warrant liabilities and a gain on forgiveness of debt of $(4,191,073) The net cash inflow of approximately $2,983,547 from changes in our operating assets and liabilities was primarily due to a decrease in accrued expenses of 620,283, decrease in accounts payable of $2,980,386, an decrease in prepaid expense and other current assets of $(168,379) and a decrease in operating lease liability of $(199,511).

Cash used in operating activities was approximately (14,039,704) during the year ended December 31, 2024 primarily due to our net loss of approximately $(33,715,429). The net loss included non-cash charges of approximately $17,209,820, which consisted of approximately $13,475,000 of impairment on deferred customer acquisition costs, $1,427,729 of write offs of deferred financing fees, $1,814,048 in equity-based compensation expense, including the issuance of restricted shares, $2,728,411 of depreciation and amortization expense, partially offset by $(1,946,310) in gains on debt extinguishment and $(994,687) in changes in fair value of the warrant liabilities. The net cash inflow of approximately $2,468,195 from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $6,012,259, partially offset by a decrease of accrued expenses of $(2,610,971), an decrease in prepaid expense and other current assets of $(824,281).

Investing activities

Cash used in investing activities during the year ended December 31, 2025 was approximately (786,228) which consisted primarily of capitalized internal-use software costs and purchase of fixed assets and equipment.

Cash used in investing activities during the year ended December 31, 2024 was approximately (281,390), which consisted primarily of capitalized internal-use software costs and purchase of fixed assets and equipment.

During the fourth quarter of 2025, the Company entered into an agreement with Skye Inteligencia LATAM, which included a preferred capital contribution with a contractual stated amount of $5,000,000 to the Company associated with the licensing and commercialization of its AI technology in Latin America. However, given Skye’s financial condition, lack of operating history and the contingent nature of the instrument, the Company concluded the fair value at inception was nominal, recorded the preferred equity at nominal value under ASC 321, and did not recognize revenue under ASC 606 at that time.

Financing activities

Cash provided financing activities during the year ended December 31, 2025 was approximately 7,517,503, which consisted of proceeds received from the sale of Common Stock and proceeds from warrant exercises and short term loans.

Cash provided by financing activities during the year ended December 31, 2024 was approximately 12,785,354, consisted primarily of proceeds received from the sale of Common Stock.

Operating Results Improvement

During the year ended December 31, 2025, the Company reduced its net loss by approximately $25.1 million compared to 2024, reflecting improved operating performance. Net loss improved from $(33,715,429) to $(8,625,435).

This improvement was driven by both reduced operating expenses and the absence of certain non-recurring charges recognized in the prior year. Loss from operations improved from $(36,473,971) to $(12,626,149), and total operating expenses decreased from $36,573,761 to $12,901,269.

In particular, the Company reduced general and administrative expenses by approximately $10.3 million. In addition, the Company did not incur a $13.5 million impairment related to customer acquisition costs associated with AFG that was recognized in 2024.

Balance Sheet Improvement

The Company also reduced total liabilities from $15,505,376 as of December 31, 2024 to $11,842,656 as of December 31, 2025, representing a reduction of approximately $3.6 million.

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

During the year ended December 31, 2025, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, found in our 2024 Annual Report.

Recent Accounting Pronouncements

See Note B to our consolidated financial statements, found in our 2024 Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Brand Engagement Network Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brand Engagement Network Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has an accumulated deficit of approximately $55.6 million, a net loss for the year ended December 31, 2025 of approximately $8.6 million, and net cash used in operating activities of approximately $5.1 million, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2023

Deer Park, Illinois

PCAOB Audit ID: 318

April 15, 2026

BRAND ENGAGEMENT NETWORK INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$172,124	$149,273
Accounts receivable, net of allowance	250,120	30,888
Prepaid and other current assets	1,213,777	1,045,398
Total current assets	1,636,021	1,225,559

Property and equipment, net	287,073	292,757
Intangible assets, net	13,050,901	16,124,370
Investment	-	-
Right of use asset	329,505	507,182
Total assets	$15,303,500	$18,149,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,042,010	$5,995,235
Accrued expenses	3,666,784	4,593,712
Due to related parties	-	693,036
Lease liability, current	-	173,497
Short-term debt	1,342,352	1,655,080
Convertible debt	760,000	1,140,000
Total current liabilities	10,811,146	14,250,560

Lease liability, non-current	309,752	335,766
Warrant liabilities	721,758	919,050
Total liabilities	11,842,656	15,505,376

Commitments and contingencies (Note K)

Stockholders’ equity
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. No shares issued or outstanding as of December 31, 2025 and 2024	-	-
Common stock par value of $0.0001 per share, 750,000,000 shares authorized. As of December 31, 2025 and 2024, 5,783,524 and 33,816,899 shares issued and outstanding, respectively	578	382
Additional paid-in capital	59,102,850	49,661,259
Accumulated deficit	(55,642,584)	(47,017,149)
Total stockholders’ equity	3,460,844	2,644,492
Total liabilities and stockholders’ equity	$15,303,500	$18,149,868

The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2025	2024
Revenue	$275,120	$99,790

Operating expenses
General and administrative expenses	8,872,915	19,242,571
Research and development	162,973	1,127,779
Impairment of deferred customer acquisition costs	-	13,475,000
Depreciation and amortization	3,865,381	2,728,411
Total operating expenses	12,901,269	36,573,761

Gain (Loss) from operations	(12,626,149)	(36,473,971)

Other income (expense)
Interest expense, net	(410,460)	(202,945)
Change in fair value of warrant liabilities	197,292	994,687
Gain (loss) on debt extinguishment	4,191,074	1,946,310
Other income (expense), net	22,808	20,490
Total other income, net	4,000,714	2,758,542

Loss before income tax benefit	(8,625,435)	(33,715,429)
Income tax benefit (expense)	-	-

Net income (loss)	$(8,625,435)	$(33,715,429)

Net income (loss) per common share, basic and diluted	$(1.97)	$(10.25)
Weighted average number of common shares outstanding, basic and diluted	4,375,328	3,290,832

The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
BALANCES, December 31, 2023	-	$-	2,327,040	$233	$30,995,940	$(13,301,720)	$17,694,453
Stock issued to DHC shareholders in reverse recapitalization	-	-	788,522	79	(10,721,567)	-	(10,721,488)
Issuance of common stock pursuant to Reseller Agreement	-	-	175,000	18	13,474,983	-	13,475,000
Sale of common stock, net of issuance costs	-	-	252,592	25	11,100,305	-	11,100,330
Stock issued in settlement of liabilities	-	-	24,459	2	583,688	-	583,690
Stock issued in conversion of convertible notes	-	-	63,333	6	759,994	-	760,000
Stock issued for Standby Equity Purchase Agreement liability and commitment fee	-	-	124,292	12	1,317,506	-	1,317,518
Option and warrant exercises	-	-	15,236	2	100,022	-	100,024
Stock-based compensation, including vested restricted shares	-	-	46,425	5	2,050,389	-	2,050,394
Net loss	-	-	-	-	-	(33,715,429)	(33,715,429)
Balance, December 31, 2024	-	-	3,816,899	382	49,661,259	(47,017,149)	2,644,492
Issuance of common shares	-	-	29,000	3	1,366,295	-	1,366,297
Stock issued in settlement of liabilities	-	-	464,861	46	2,399,405	-	2,399,451
Stock issued in conversion of convertible notes	-	-	627,231	63	1,715,502	-	1,715,564
Stock issued for Standby Equity Purchase Agreement liability and commitment fee	-	-	583,529	58	825,723	-	825,781
Option and warrant exercises	-	-	38,418	4	1,549,542	-	1,549,546
Stock-based compensation, including vested restricted shares	-	-	223,586	22	1,585,124	-	1,585,146
Net loss	-	-	-	-	-	(8,625,435)	(8,625,435)
Balance, December 31, 2025	-	$-	5,783,524	$578	$59,102,849	$(55,642,584)	$3,460,844

The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,625,435)	$(33,715,429)
Adjustments to reconcile net income to net cash
Depreciation expense	3,865,381	2,728,411
Allowance for uncollected receivables	30,000	30,000
Write off of deferred financing fees	-	1,427,729
Impairment of deferred customer acquisition costs	-	13,475,000
Change in fair value of warrant liabilities	(197,292)	(994,687)
Gain on debt extinguishment	(4,191,074)	(1,946,310)
Amortization of right-to-use asset	177,679	-
Amortization of debt discount	48,408	-
SEPA financing costs	-	525,000
Equity based compensation	822,430	1,814,048
Non-cash interest expense	-	90,624
Reduction in the right of use asset	-	60,005
Changes in operating assets and liabilities:
Accounts receivable	(249,232)	(50,888)
Prepaid and other current assets	(168,379)	(824,281)
Accounts payable	2,980,386	6,012,259
Accrued expenses	620,283	(2,610,971)
Lease liability	(199,511)	(57,924)
Deferred revenue	-	(2,290)
CASH USED IN OPERATING ACTIVITIES	(5,086,356)	(14,039,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(23,512)	(53,023)
Purchase of intangible asset	-	(228,367)
CASH USED IN INVESTING ACTIVITIES	(23,512)	(281,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and cash equivalents acquired in connection with the reverse recapitalization	-	858,292
Payment of financing costs	-	(883,292)
Proceeds received from option and warrant exercises	1,549,546	100,024
Proceeds from short term loans	1,843,713	-
Repayment of note payable	(452,618)	(80,000)
Proceeds from the sale of common stock	1,366,298	11,300,330
Proceeds from Standby Equity Purchase Agreement liability	825,781	1,490,000
CASH USED IN FINANCING ACTIVITIES	5,132,720	12,785,354

Change in cash and cash equivalents	22,852	(1,535,740)

Cash, beginning of year	149,273	1,685,013

Cash, end of year	$172,125	$149,273

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	-	-

SUPPLEMENTAL DISCLOSURES
Non-cash capitalization of R&D expenses for stock compensation	$762,716	$-
Issuance of common stock pursuant to Reseller Agreement	$-	$13,475,000
Stock-based compensation capitalized as part of capitalized software costs	$5,325	$236,346
Settlement of liabilities into common shares	$2,399,451	$583,690
Settlement of accounts payable into convertible note	$351,035	$1,900,000
Right of use asset obtained in exchange of operating new lease	$-	$567,187
Conversion of convertible notes into common shares	$1,564,804	$760,000
Financing costs in accounts payable and accrued expenses	$-	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had an accumulated deficit of $55,642,584, a net loss of $(8,625,435) and net cash used in operating activities of $(5,086,356) during the year ended December 31, 2025. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash and cash equivalents and proceeds from the May SPA, August SPA, and Yorkville Promissory Note (Note G) will be insufficient to meet its anticipated cash requirements for at least the next 12 months from the date the consolidated financial statements are issued. The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties. However, the Company cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy the Company’s contractual amounts as they presently exist that are coming due over the next 12 months as of the date of such filing.

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

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company. Significant expenses are not regularly available or reviewed by the CODM. Other segment expenses include other income (expenses), net, which were 4,000,714 and 2,758,542 during the years ended December 31, 2025 and 2024.

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

Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of December 31, 2025 and December 31, 2024 are net of an allowance for expected credit losses amounting to zero and $50,000, respectively.

The Company capitalizes the incremental costs of obtaining a contract with a customer. The Company’s incremental costs are related to the shares issued in connection with the Exclusive Reseller Agreement (“Reseller Agreement”) with AFG in August 2023 (Note J). The Company terminated the Reseller Agreement, resulting in impairment of deferred customer acquisition costs of $13,475,000, recorded in the consolidated statements of operations during the year ended December 31, 2024. The Company had no such costs as of December 31, 2025.

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded during the years ended December 31, 2025 and 2024.

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

During the years ended December 31, 2025 and 2024, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.

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

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded during the years ended December 31, 2025 and 2024.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within statement of operations. Foreign currency transaction gains and losses were not material for during the years ended December 31, 2025 and 2024,

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, ASC Topic 505, Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company accounts for the public warrants, each representing the right to acquire one share of Common Stock for $115.00 (the “Public Warrants”) and the private placement warrants, each representing the right to acquire one share of Common Stock for $115.00 (the “Private Placement Warrants”), in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants and Private Placement Warrants as liabilities at their fair value and adjust the Public Warrants and Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations.

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

Level 3 — assets and liabilities whose significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$-	$452,826	$-
Warrant liabilities - Private Placement Warrants	-	268,932	-
Total Warrant Liabilities	$-	$721,758	$-

	Fair value measurement at reporting date using
December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$-	$576,606	$-
Warrant liabilities - Private Placement Warrants	-	342,444	-
Total Warrant Liabilities	$-	$919,050	$-

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

Gain on debt extinguishment

Gain on extinguishment of debt for the year ended December 31, 2025 was approximately $4,191,074, related to settlement of due to related parties (see note I), accounts payable and accrued expenses. through negotiated cash settlement. Gain on extinguishment of debt for year ended December 31, 2024 was approximately $1,946,310, related to settlement of accounts payable through the issuance of 93,333 shares of Common Stock and negotiated cash settlement.

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

The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	December 31,
	2025	2024
Unvested restricted shares	-	-
Options	138,640	138,640
Warrants	4,206,300	2,455,996
Convertible note (as converted)	1,555,946	95,000
Total	5,900,886	2,689,636

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

Cash and cash equivalents	$858,292
Due from Sponsor	3,000
Prepaid and other current assets	16,824
Accounts payable	(2,352,328)
Accrued expenses	(5,782,211)
Due to related parties	(693,036)
Warrant liability	(1,913,737)
Net liabilities assumed	$(9,863,196)

Total transaction costs were $4,121,000, of which $858,292 were charged directly to additional paid-in capital to the extent of cash received.

NOTE C — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Security deposits	$107,226	$108,441
Cataneo GmbH deposit	550,000	-
Prepaid VAT	1,993	32,468
Prepaid professional fees	424,835	284,081
Prepaid insurance	99,437	567,977
Other	30,286	52,431
Prepaid expenses and other current assets	$1,213,777	$1,045,398

NOTE D — PROPERTY AND EQUIPMENT, NET

Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.

Property and equipment consists of the following:

	December 31, 2025	December 31, 2024
Equipment	$676,785	$337,856
Furniture	13,591	348,754
Capitalized software	240,515	216,751
Total	930,891	903,361
Accumulated depreciation and amortization	(643,818)	(610,604)
Property and equipment, net of accumulated depreciation and amortization	$287,073	$292,757

For the years ended December 31, 2025 and 2024 depreciation and amortization of property and equipment totalled $33,214 and $215,286, respectively.

NOTE E — INTANGIBLE ASSETS

The following table summarizes intangible assets included on the consolidated balance sheet:

	December 31, 2025
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,264,752	$(658,522)	$606,230
Developed technology	18,552,529	(6,107,858)	12,444,671
Total	$19,817,281	$(6,766,380)	$13,050,901

	December 31, 2024
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,259,864	$(517,960)	$741,904
In-process research and development	17,755,347	(2,372,881)	15,382,466
Total	$19,015,211	$(2,890,841)	$16,124,370

Total amortization expense including amortization related to developed software was $3,875,539 and $2,513,125 for the years ended December 31, 2025 and 2024, respectively.

Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:
2026	$4,126,246
2027	3,841,103
2028	3,698,532
2029	1,305,649
Thereafter	79,371
$13,050,901

NOTE F — ACCRUED EXPENSES

Accrued expenses consist of the following:

Accrued Expenses
	December 31, 2025	December 31, 2024
Accrued professional fees	$1,396,126	$2,747,211
Accrued compensation and related expenses	1,822,534	1,730,043
Accrued other	211,081	116,458
Accrued interest	237,043	-
Accrued expenses	$3,666,784	$4,593,712

NOTE G — DEBT

Convertible Notes

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) in the principal amount of $1,900,000 (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1,900,000 related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note was March 14, 2025. During the year ended December 31, 2025, the Company recognized $5,779.64 in interest expense related to the Cohen Convertible Note. As of December 31, 2025, the Company was in default of the Cohen Convertible Note. As of the date of this filing, Company management is in the process of negotiating with Cohen and Cohen has not initiated any actions against the Company.

On December 14, 2024 (the “First Conversion Date”), $760,000 of the Cohen Convertible Note converted into 63,333 shares of Common Stock at $12.00 per share (the “Floor Price”). On the 14th day of each successive month commencing with January 14, 2025 (each such day, an “Additional Conversion Date” and together with the First Conversion Date, the “Conversion Dates”), CCM may convert a portion of Cohen Convertible Note to a number of shares equal to (i) up to 20% of the outstanding principal balance of the Cohen Convertible Note plus accrued interest due under the Cohen Convertible Note divided by (ii) a price per share (the “Conversion Purchase Price”) equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price (“VWAP”) for the five VWAP Trading Days (as defined therein) ending on the VWAP Trading Day immediately preceding the applicable Conversion Date (subject to the Floor Price). During the years ended December 31, 2025 and December 31, 2024, $380,000 and $0, respectively, of the Cohen Convertible Note converted into 31,667 shares of Common Stock at $12.00 per share, respectively. As of December 31, 2025, the remaining balance of $760,000 was included within the convertible note in the accompanying consolidated balance sheets.

Short-term Debt Related to Acquisition of DM Lab

As of December 31, 2025, the Company had four loans outstanding that were assumed in the DM Lab transaction, totaling $891,974, a decrease of $252,601 from the acquisition date due to the amount converted to equity on May 25, 2023. The loans carry varying interest rates ranging from 4.667% to 6.69%. During the year ended December 31, 2025 and 2024 the Company incurred interest expense of 0 and $11,627, respectively, which is included in interest expense in the consolidated statement of operations. During the years ended December 31, 2025 and 2024 the Company incurred interest expense of 0 and 0, respectively, which is included in interest expense in the consolidated statement of operations. All loans are due within 12 months from the balance sheet date and have no optional or mandatory redemption or conversion features. These obligations have been classified as current liabilities on the balance sheet and the fair value of the loans approximates the carrying amount due to their short-term nature. Additionally, there are no associated restrictive covenants, third-party guarantees, or pledged collateral. As of the reporting date, there have been no defaults on these loans. In January 2025, the Company obtained a waiver to extend the due dates of $668,674 of its short-term debt to January 2026.

Short-term loans

As of December 31, 2025, the Company had a short-term loans with an outstanding principal balance of $288,500.

During the year ended December 31, 2025, the Company received loan proceeds of $1,843,713, of which $1,555,213 was converted into equity pursuant to the terms of the agreement. The remaining unpaid balance of $288,500 remains outstanding as of year-end.

The loan bears interest at a rate of 12% per annum and mature upon demand.

NOTE H — STOCKHOLDERS’ EQUITY

In December 2025, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts in these financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “May Purchasers”), pursuant to which the Company agreed to issue and sell to the May Purchasers an aggregate of 1,919,800 shares of Common Stock of the Company at a price per share of $25.00 and an aggregate of 39,600 warrants to purchase 39,600 shares of Common Stock, which was divided into two tranches consisting of (i) 19,800 warrants immediately exercisable for a term of one year from (the “May One-Year Warrants”) and (ii) 19,800 warrants immediately exercisable for a term of five years (the “May Five-Year Warrants,” together with the May One-Year Warrants, the “May Warrants”), each with an exercise price of $25.00 per share, subject to customary adjustments, for an aggregate purchase price of $4,950,000.

On May 30, 2024, the Company issued to the May Purchasers an aggregate of 2,000 Shares and 4,000 Warrants (consisting of 2,000 One-Year Warrants and 2,000 Five-Year Warrants) for an aggregate gross proceeds of $500,000. Upon the issuances of such shares of Common Stock, an aggregate of 12,600 May One-Year Warrants and 12,600 May Five-Year Warrants were issued to the May Purchasers and were immediately exercisable. The remaining shares were issued to an escrow account and such shares along with the May Warrants remain in escrow until the conditions in the May SPA are satisfied. The May Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $25.00 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the May Purchasers. If a May Purchaser fails to pay its required funding by the respective deadline, the May Purchaser’s entire commitment under the May SPA will become immediately due and payable. During the three months ended March 31, 2025, the Company issued 33,000 shares of Common Stock to the May Purchasers for proceeds of approximately $750,000. As of December 31, 2025, 19,013 May One-Year Warrants and 12,516 May Five-Year Warrants are outstanding.

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 1,200 shares of Common Stock at a price per share of $25.00 and an aggregate of 2,400 warrants, consisting of (i) 1,200 warrants with a term of one year and (ii) 1,200 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $25.00 per share. As of December 31, 2025, all 2,400 warrants remain outstanding.

On August 26, 2024, the Company entered into a Securities Purchase Agreement (the “August SPA”) with certain investors (the “August Purchasers”), pursuant to which the Company will issue and sell an aggregate of 11,850 shares of the Company’s Common Stock at a price per share of $50.00, for an aggregate purchase price of $5,925,000.

In connection with the August SPA, on August 26, 2024 (the “Assignment Effective Date”), the Company entered into that certain share assignment and lockup release agreement (the “Assignment Agreement”) with certain members of Sponsor and certain other existing stockholders and affiliates of the Company (collectively, the “Sponsor Members” and each a “Sponsor Member”) and the August Purchasers, pursuant to which, as an inducement to enter into the August SPA, the August Purchasers assumed, all of the Sponsor Members’ rights, title and interest in an aggregate of 11,850 shares of Common Stock (the “Sponsor Securities”) held by Sponsor on their behalf as of the Assignment Effective Date (the “Assignment”). In exchange for the Assignment by the Sponsor Members of the Sponsor Securities to the August Purchasers, the Company agreed to release 12,525 shares of Common Stock from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company’s predecessor, DHC, Sponsor and the other signatories thereto or (ii) in certain lockup agreements executed by certain of the Sponsor Members in connection with the consummation of the Company’s prior business combination. The Sponsor Members transferred an aggregate of 11,850 Sponsor Securities into an escrow account. The Sponsor Securities are released from the escrow account on a pro rata basis upon the making of the required fundings on the terms and conditions described in the August SPA. In the event an August Purchaser fails to make required funding contemplated by the August SPA, a pro rata portion of the Sponsor Securities shall be released from the escrow account to the Company and the Company will cancel such Sponsor Securities.

On August 30, 2024, in connection with the August SPA and the Assignment Agreement, the Company issued to the August Purchasers an aggregate of 1,000 shares for an aggregate gross proceeds of $500,000. The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025.

For every $50.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an August Purchaser fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of December 31, 2025, the Company has experienced delays in funding, from one of the investors under the August SPA. in the aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such amounts or any future required fundings by investors will be made.

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 1,100 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 9,600 shares of Common Stock at an exercise price of $50.00 per share in exchange for certain holders of Common Stock contributing 11,850 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 107,500 shares of Common Stock remain in such escrow account as of December 31, 2025.

Under the January Warrant Exercise Agreement, the exercise price of the Committed Warrants was reduced to $19.60 per share, until May 30, 2025, after which point the exercise price for any unexercised Committed Warrants shall automatically revert back to $25.00 per share. Pursuant to the January Warrant Exercise Agreement, the Purchasers agreed to exercise the Committed Warrants for cash on the Exercise Schedule. Upon each Committed Warrant exercised in accordance with the Exercise Schedule, the Company shall issue the Reload Warrants. Upon a Purchaser’s completion in full under the Warrant Exercise but no later than May 30, 2025, all remaining May Warrants issued under the May SPA held by such Purchaser shall immediately upon completion of such exercise automatically be amended to become exercisable for $19.60 per share for the remainder of their term. If a Purchaser exercises an Optional Warrant by June 30, 2025, the Company shall issue the Optional Reload Warrants. In addition, under the January Warrant Exercise Agreement, for each share of Common Stock for which a Purchaser exercises a Committed Warrant, one Escrow Share will be released from escrow and transferred to such Purchaser, for an aggregate of up to 107,499 Escrow Shares among all Purchasers, rounded down to the nearest whole share. Additionally, the exercise price of the Contribution Warrant was reduced to $17.10 per share.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 1,031,495 Public Warrants and 612,601 Private Placement Warrants, which are all outstanding as of December 31, 2025. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $115.00 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

The Private Placement Warrants are identical to the Public Warrants, except that (x) the Private Placement Warrants and the Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In connection with the May SPA, the Company also entered into a Letter Agreement to Exercise Warrants (“May Warrant Exercise Agreement”) with certain of the May Purchasers (the “Required Warrant Parties”). Under the May Warrant Exercise Agreement, if the Company uses commercially reasonable efforts to raise an additional $3,250,000 in capital (excluding amounts raised under the May SPA) but is unable to do so by October 31, 2024, the Required Warrant Parties will be required to exercise for cash certain of their May Warrants on a monthly basis in the amounts and on the dates as determined in the May Warrant Exercise Agreement. For each May Warrant so exercised, the Company will issue one new May one-Year Warrant and one new May five-Year Warrant (collectively, “May Reload Warrants”) each with an exercise price of $25.00 to the Required Warrant Party. A maximum of 260,000 May Reload Warrants may be issued pursuant to the May Warrant Exercise Agreement. Upon receipt of an aggregate of $3,250,000 of actual cash proceeds from the August SPA, the May Warrant Exercise Agreement will terminate automatically.

On August 26, 2024, in connection with the August SPA and the Assignment Agreement, the Company entered into a warrant purchase agreement (the “August Warrant Agreement”) with each of the warrant holders signatory thereto (the “Warrant holders”), pursuant to which the Company issued to the Warrant holders an aggregate of 96,000 warrants to purchase Common Stock (the “August Warrants”), with an exercise price of $50.00 per share with an expiration period of five years from the date of issuance.

NOTE I — EQUITY-BASED COMPENSATION

Equity Compensation Plans

2021 Incentive Stock Option Plan

In May 2021, the Company adopted the 2021 Incentive Stock Option Plan (“2021 Option Plan”) that provides for the grant of the following types of stock awards: (i) incentive stock Options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. The 2021 Option Plan was administered by the Company’s Board of Directors (the “Board of Directors”). In connection with the Closing, all outstanding awards were assumed by BEN pursuant to the terms of the Business Combination Agreement and the Board of Directors declared that there will be no further issuances under the 2021 Option Plan. Forfeitures under the 2021 Option Plan are automatically added to shares available for issuance under the 2024 Plan.

2024 Long-Term Incentive Plan

In connection with the Closing, the 2024 Long-Term Incentive Plan (the “2024 Plan”) became effective. The 2024 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2024 Plan is administered by the Board of Directors. The 2024 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2024 Plan may total up to 2,942,245 shares of Common Stock. As of December 31, 2025, 26,616 shares remained available for grant under the 2024 Plan.

Option Awards

2025 Activity

Generally, options have a service vesting condition of 25% cliff after 1 year and then monthly thereafter for 36 months (2.067% per month).

The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the options granted:

	December 31, 2025	December 31, 2024
Expected term	4 Years	5 Years
Risk-free interest rate	4.13%	4.13%
Dividend yield	0.00%	0.00%
Volatility	54.79%	54.79%

There were no stock options granted for the period ended December 31, 2025.

A summary of option activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	2,430,900	$4.19
Granted	108,040	$8.10
Forfeited	(1,104,710)	$3.48
Exercised	(47,830)	$0.38
Outstanding as of December 31, 2024	1,386,400	$4.90	$2.58	$8.59
Outstanding as of December 31, 2025	1,386,400	4.90	2.58	7.84
Vested and expected to vest as of December 31, 2025	1,386,400	4.90	2.58	7.84
Exercisable as of December 31, 2025	$-	$-	$-	$7.76

The Company recorded stock-based compensation expense related to options of $822,424 and $1,126,124 in the years, ended December 31, 2025 and 2024, respectively, to the accompanying consolidated statements of operations.

Common Stock Warrants

Compensatory Warrants

As of December 31, 2025, there were 0 warrants outstanding at a weighted average exercise price of $32.20 per share, with expiration dates ranging from 2028 to 2033. No compensatory warrants were issued during the period ended December 31, 2025.

The following table provides the estimates included in the inputs to the Black-Scholes pricing model for the AFG and compensatory warrants granted:

	December 31, 2025	December 31, 2024
Expected term	2 Years	3 Years
Risk-free interest rate	4.46%	4.46%
Dividend yield	0.00%	0.00%
Volatility	55.14%	55.14%

The Company has recorded stock-based compensation related to its options, restricted share awards, and warrants in the accompanying consolidated statements of operations as follows:

	December 31,
	2025	2024
General and administrative	$629,984	$862,614
Research and development	192,446	263,510
	$822,430	$1,126,124

Restricted share awards

During the year ended December 31, 2025, the Company issued 223,586 restricted share awards to certain of its directors and officers. All of the restricted share awards granted vested immediately upon grant. The fair value of a restricted share award is equal to the fair market value price of the Company’s Common Stock on the date of grant. The Company recorded stock-based compensation expense of $0 for the year ended December 31, 2025 related to these restricted share awards.

The following table summarizes activity related to restricted share awards:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	-	$-
Granted	464,244	1.02
Vested	(464,244)	1.02
Nonvested at January 1, 2025	-	$-
Granted	223,586	1.02
Vested	(223,586)	1.02
Nonvested at December 31, 2025	-	$-

NOTE J — RELATED PARTY TRANSACTIONS

AFG Reseller Agreement

On August 19, 2023, the Company entered into the Reseller Agreement, providing for, among other things, AFG to act as the Company’s exclusive reseller of certain products on terms and conditions set forth therein and, as partial consideration to AFG for such services, the Company issued 175,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger. Additionally, the Company issued AFG a warrant to purchase up to 375,000 shares of Common Stock, with each warrant exercisable for one share of Common Stock at an exercise price of $100.00 and a fair value of $25.20 per warrant (Note G). The Company terminated the Reseller Agreement in January 2025, resulting in the forfeiture of the 37,500 warrants.

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of December 31, 2025, there were no amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet. As of December 31, 2024, $185,029 was owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet and expenses recorded professional and other fees and cost related to consulting services from related parties, within general and administrative expenses in the accompanying consolidated statements of operations.

Related Party Advance

The Company received non-interest bearing and payable upon demand related party advances from DHC’s Sponsor in connection with the Merger. During the year ended December 31, 2025, the Company wrote off the balance owed, which resulted in a gain on debt extinguishment of $4,191,074 respectively, in the accompanying consolidated statement of operations. As of December 31, 2025, the Company had $0 in related party advances in the accompanying consolidated balance sheets.

An investor affiliate received 175,758 shares of common stock valued at a total of approximately $380,000, and also received a $10,000 cash payment for consulting fees during the year ended December 31, 2025.

AFG Claims Assignment

In January 2025, the Company entered into a Claims Assignment Agreement with a related party that is also party to the May SPA. Pursuant to the Claims Assignment Agreement, the Company purchased the related party’s rights to damages related to the AFG litigation (Note L) for $525,000 which satisfied the related party’s obligations under the May SPA. The Company expensed the $525,000 within general and administrative expenses during the year ended December 31, 2025.

NOTE K - INCOME TAX

Because of the Company’s continued losses, the company did not record a tax provisions for the years ended December 31, 2025 and 2024. The components of our deferred tax assets are as follows:

	December 31,
	2025	2024
Deferred Tax Assets:
Intangible assets	$1,020,000	$1,020,000
Section 174	70,000	70,000
Accrued expenses	860,000	860,000
Federal net operating losses	6,205,786	4,450,000
Research and development credit	18,971	40,000
Total deferred tax assets	8,174,757	6,440,000
Less: Valuation allowance	(8,061,732)	(6,320,000)
Net Deferred Tax Assets:	$113,025	$120,000
Deferred Tax Liabilities:
Fixed assets	$(113,025)	$(120,000)
Net Deferred Tax Liability	$-	$-

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	December 31,
	2025	2024
Federal rate	$(1,811,341)	$(7,080,000)
Stock compensation	107,931	289,000
Impairment loss	-	2,830,000
Change in fair value of warrant liability	(41,431)	(209,000)
Federal RTP	-	(25,000)
Deferred tax adjustment	-	(347,000)
Other	3,110	102,000
Change in valuation allowance	1,741,731	4,440,000
Income Tax Provision (Benefit)	-	-

As of the Company’s last filed Federal returns on December 31, 2025 and 2024, the Company has net operating losses of $6,205,786 and $4,974,489, respectively, available for carryforward to future years. These operating losses are indefinite lived, however their deductibility is limited under Internal Revenue Code 720.

As of December 31, 2025, the Company has a valuation allowance of $8,061,732 against all net domestic deferred tax assets, for which realization cannot be considered more likely than not at this time. The net change in the valuation allowance was $1,741,731 for the year ended December 31, 2025. Management assesses the need for the valuation allowance on an annual basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance.

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

NOTE L— COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal and regulatory proceedings, claims, and assessments, as well as other contingencies, that arise in the ordinary course of business. The Company accrues for these contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company regularly reviews and updates its accruals for contingencies and makes adjustments as necessary based on changes in circumstances and the emergence of new information. As of December 31, 2025, we had an outstanding accounts payable balance of $721,235 with a law firm. We have since made payments totaling $313,234 for securities and intellectual property matters. $408,000 for litigation matters remains in dispute as of April 13, 2026.

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

During the year ended December 31, 2025, the Company’s operating lease costs were $180,008. As of December 31, 2025, the remaining term of the Company’s operating lease was 1.61 years and discount rate 8%.

Operating cash used in operating leases was 177,677 during the year ended December 31, 2025.

Future maturities of the operating lease liability was as follows as of December 31, 2025:

Years Ending December 31:
2025	$53,035
2026	214,263
2027	145,671
Total future minimum payments	412,969
Less imputed interest	(103,217)
Present value of lease liabilities	$309,752

Litigation

AFG Litigation

On January 16, 2025, the Company filed a lawsuit against AFG and its Chief Executive Officer, Ralph Wright Brewer III, in the Northern District of Texas, Dallas Division alleging fraudulent misrepresentation, breach of contract, and the concealment of a ransomware attack on its own network shortly before the Reseller Agreement was executed. Given that the litigation is not yet at issue, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

On March 26, 2025, the Company filed a First Amended Complaint against AFG in the Southern District of New York alleging breach of contract against AFG with respect to the AFG Subscription Agreement. Specifically, the Company alleges that AFG failed to fund its required March 13, 2025 payment in the amount of $6,500,000. In the lawsuit, the Company seeks actual damages in the amount of the missed payment, pre- and post-judgment of interest, consequential damages and attorneys’ fees and costs. It also seeks a declaration from the court that AFG was and is obligated to purchase an aggregate of $6.5 million of additional shares of the Company’s Common Stock on each of the first four anniversaries of the Initial Offering Closing Date and Business Combination Closing (as defined in the AFG Subscription Agreement) pursuant to the AFG Subscription Agreement. On May 12, 2025, AFG filed an Answer and Counterclaims in which it denies the allegations of the lawsuit and asserts counterclaims for an unspecified amount of damages against the Company. Given that the litigation is not yet at issue, the Company is currently unable to estimate the potential range of recoverable damages or the potential loss or range of loss, if any, resulting from a favorable or unfavorable outcome.

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

Skye LATAM

In October 2025, the Company entered into an exclusive reseller agreement (the "Agreement") with Skye Inteligencia LATAM ("Skye"), pursuant to which the Company granted Skye the exclusive right to market and resell certain of the Company's services. In connection with the Agreement, the Company received a contingent preferred equity interest in Skye and a 25% common stock interest in Skye, and is entitled to a 35% share of Skye's future net revenues derived from the resold services. As Skye was a newly formed entity with no operations or revenue history at the time the Agreement was executed, the Company determined that collectability of substantially all consideration was not probable at inception and, accordingly, the Agreement did not meet the criteria for recognition under ASC 606. The preferred equity interest has been recorded as an equity security under ASC 321 with nominal value, and the 25% common stock interest, which had nominal value at the date of the Agreement, is accounted for under the equity method in accordance with ASC 323. Revenue attributable to the 35% revenue share will be recognized as the related sales occur in accordance with ASC 606.

NOTE M — SUBSEQUENT EVENTS

On January 15, 2026, the Company filed with the SEC a registration statement on Form S-8 (File No. 333-292748 registering shares under its 2024 Long-Term Incentive Plan.

On January 20, 2026, the Company finalized a strategic licensing and investment arrangement with Valio Technologies (Pty) Ltd (“Valio”) and a newly formed South Africa-based entity.

Pursuant to the arrangement, the Company will receive a preferred equity contribution, which may be recognized as intellectual property licensing revenue. The arrangement provides the Company with 25% common equity ownership in the newly formed entity and one board seat, as well as a 35% revenue share on software, SaaS, services, and subscription revenues. The agreement grants the entity an exclusive license to deploy the Company’s technology across government and private-sector markets in Africa on a perpetual basis, subject to customary rights of first refusal on any sale.

In connection with the Company’s expansion in Africa, the Company and Valio have entered into a memorandum of understanding with Nelson Mandela University for a governance- and institution-approved artificial intelligence pilot deployment designed to support student well-being. The memorandum of understanding is non-binding and does not create any material financial obligation for the Company.

On January 27, 2026, the Company issued an aggregate of 93,313 shares of its common stock, par value $0.0001 per share, in connection with the exercise of certain warrants by investors and the conversion of debt. Specifically:

●	The Company received $1,456,332 in cash proceeds from the exercise of warrants, incentive stock options (ISOP) and long-term incentive plan (LTIP) with strike prices ranging between $16.58 and $37.00 per share.
●	The Company converted $737,500 of outstanding debt into shares of common stock.
●	Average conversion was approximately $23.51 a share.

On January 28, 2026, the Company issued an aggregate of 48,702 shares of its common stock, par value $0.0001 per share (the “Common Stock” upon the exercise of previously issued and registered warrants. The Company received $1,315,974 in cash proceeds from these warrant exercises, with exercise prices ranging between $25.00 and $37.00 per share.

On January 29, 2026, the Company issued an aggregate of 33,653 shares of common stock upon the cash exercise of outstanding warrants, generating total gross proceeds of $818,302 as follows:

●	19,750 shares exercised at $25.00 per share, resulting in gross proceeds of $493,750;
●	8,202 shares exercised at $37.00 per share, resulting in gross proceeds of $303,474; and
●	5,701 shares exercised at $3.70 per share, resulting in gross proceeds of $21,078.70.

On January 29, 2026, the Company repaid in full an aggregate of $640,332.46 of outstanding indebtedness. This included the payment of $630,332.46 owed to Hana Bank, South Korea, thereby satisfying the obligations under the Asset Purchase Agreement dated May 3, 2023, through January 30, 2026.

On February 4, 2026, the Company terminated its Standby Equity Purchase Agreement dated August 26, 2024 (the “Agreement”) with YA II PN, Ltd., an affiliate of Yorkville Advisors Global, LP. The Agreement previously permitted the Company to sell up to $50.0 million of its common stock to the investor from time to time, subject to specified conditions. The termination did not result in any material early termination penalties or continuing obligations.

On March 9, 2026, the “Company completed the third and final closing under the Securities Purchase Agreement with Ben Capital Fund I, LLC. In connection with the final closing, the Company received the third installment payment of $506,000, completing the previously announced $1,518,000 private placement. The financing consisted of the sale of 24,000 shares of the Company’s common stock at a purchase price of $63.25 per share, funded in three equal installments of $506,000 each.

On March 20, 2026, Bernard Puckett notified the Board of Directors that following the conclusion of his two-year term on the Board of Directors, he will step down as Chairman of the Board and resign as a member of the Board of Directors, effective March 31, 2026. On March 20, 2026, the Board appointed Jon Leibowitz, an independent director of the Company, as Chairman of the Board, effective April 1, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of December 31, 2025, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, the Company disclosed a material weakness in internal controls over financial reporting. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the lack in investment of resources into accounting and reporting functions to properly account for and prepare U.S. GAAP compliant financial statements on a timely basis and to properly document risks affecting financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system. Notwithstanding this material weakness, management has concluded that our financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers as of April 15, 2026:

Name	Age	Position
Executive Officers
Tyler J. Luck	34	Chief Executive Officer
Walid Khiari	51	Chief Financial Officer and Chief Operating Officer
Ruy Carrasco	54	Chief Informatics Medical Officer
James D. Henderson, Jr.	58	Corporate Secretary and General Counsel
Patrick O. Nunally	63	Chief Scientist and Co-Chief Technology Officer
Venkata Ramana Pinnam	58	Director of Cybersecurity and Quality Assurance

Directors
Tyler J. Luck	34	Director
Jon Leibowitz	68	Chairperson
Thomas Morgan Jr.	64	Director
Ruy Carrasco, MD	54	Director
Dr. Richard Isaacs, MD	63	Director

The biographies of the above-identified individuals are set forth below:

Tyler J. Luck — Chief Executive Officer and Director

Mr. Luck is a co-founder of BEN and has served as President and Chief Product Officer since 2018. Mr. Luck’s familiarity with the day-to-day operations of the company makes him well qualified to serve on our Board of Directors.

Walid Khiari — Chief Financial Officer and Chief Operating Officer

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

Ruy Carrasco, MD — Chief Informatics Medical Officer and Director

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

James D. Henderson, Jr. — Corporate Secretary, General Counsel

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

Patrick O. Nunally — Chief Scientist and Co-Chief Technology Officer

Mr. Nunnally co-founded BEN in March 2018. Mr. Nunnally has also served as Chief Technology Officer at Raise a Hood, Inc. from 2021 to 2023 and has served and currently serves as Partner of LionCompass since 2019. Mr. Nunnally earned his Bachelor of Science in Electronics Engineering from California Polytechnic State University-San Luis Obispo.

Venkata Ramana Pinnam — Director of Cybersecurity and Quality Assurance

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

Jon Leibowitz — Director and Chairperson

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

Thomas Morgan, Jr. — Director

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

Richard Isaacs, MD — Director

Dr. Isaacs has more than 34 years of experience in the medical field and currently serves as the Dean of the College of Medicine and Senior Vice President of Medical Affairs and Chief Academic Officer at California Northstate University College of Medicine. Prior to his current role, Dr. Issacs has served with the California Northstate University College of Medicine since June 2015, including as a professor of otolaryngology. From June 2017 to May 2023, Dr. Isaacs served as the Chief Executive Officer and a Director of The Permanente Medical Group, Inc., President and Chief Executive officer of The MidAtlantic Permanente Medical Group, P.C. and Co-Chief Executive Officer of The Permanente Federation, LLC. Dr. Isaacs served as Physician-in-Chief and Chief-of-Staff of Kaiser Permanente Medical Center from April 2005 to June 2017 and served as the Chair of the Head and Neck Surgery Chiefs Group from January 2001 to March 2005. Dr. Isaacs received his B.S. from the University of Michigan and his M.D. at Wayne State University School of Medicine. Dr. Isaacs significant background in the medical field and experience with healthcare and medical technology well qualifies him to serve on our Board.

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

Board of Directors

Our board of directors consists of nine (9) members, with four director seats remaining vacant. Our Board is divided into three classes, each serving staggered, three-year terms:

●	our Class I directors are Thomas Morgan Jr. and Ruy Carrasco, with one director seat remaining vacant;
●	our Class II directors are Jon Leibowitz and Richard Isaacs, with one director seat remaining vacant; and
●	our Class III directors are Tyler Luck, with two director seats remaining vacant.

At the second annual meeting of stockholders in 2026, the initial term of office of the Class II directors shall expire and Class II directors shall be elected for a full term of three years. At the third annual meeting of stockholders, the initial term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors shall be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting.

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

Our Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act and consists of Jon Leibowitz, Ruy Carrasco, and Richard Isaacs, each of whom are independent directors and are “financially literate” as defined under the Nasdaq listing standards. Ruy Carrasco serves as chairman of the Audit Committee. Our board of directors have determined that Jon Leibowitz qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Our Compensation Committee consists of Ruy Carrasco and Thomas Morgan, each of whom is an independent director. There is currently no chairman of the Compensation Committee.

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

Our Nominating and Corporate Governance Committee consists of Richard Isaacs and Jon Leibowitz, each of whom is an independent director under Nasdaq’s listing standards. Jon Leibowitz serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Nominating and Corporate Governance Committee considers persons identified by its members, management, stockholders, investment bankers and others.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics for our directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which is available on BEN’s website https://beninc.ai/ under “Investors: Corporate Governance.” BEN will make a printed copy of the Code of Business Conduct and Ethics available to any stockholder who so requests. Requests for a printed copy may be directed to our General Counsel, James D. Henderson, Jr., at legal@beninc.ai.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Based solely on a review of copies of the reports filed with the SEC, or written representations from reporting persons that all reportable transactions were reported, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% stockholders were timely met, except that in the last fiscal year, (i) Paul Chang filed one late report relating to one transaction; (ii) Tyler Luck and October 3 Holdings, LLC jointly filed one late report relating to one transaction; (iii) Michael Zacharski filed one late report relating to two transactions; (iv) Christopher Gaertner filed one late report relating to two transactions; and (v) DHC Sponsor, LLC filed one late report relating to two transactions.

Item 11. Executive Compensation

We are an “emerging growth company,” as defined in the JOBS Act, and are also a “smaller reporting company” under SEC rules. As such, we have opted to comply with the scaled executive compensation disclosure rules applicable to emerging growth companies and smaller reporting companies, which provide certain exemptions from various reporting requirements that are applicable to other public companies. Unless stated otherwise or the context otherwise requires, in this section the terms the “Company,” “we,” “us,” “our,” and “Prior BEN” refer to the Company prior to the Business Combination and the Company and its predecessors following the Business Combination.

Prior to the consummation of the Business Combination, we were a private company. As a result, the compensation awarded to, earned by, or paid to our directors and named executive officers for the fiscal years ended December 31, 2023 and 2024 was largely provided by and determined in accordance with policies and practices developed by our board of directors (the “Board”) prior to the Business Combination. Compensation matters with respect to the post-Closing combined company have been and will be reviewed and implemented by the Board and/or by the Compensation Committee, as applicable.

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

The Board determines compensation of our executive officers. For the year ended December 31, 2025, our named executive officers (“Named Executive Officers” or “NEOs”) were as follows:

●	Tyler Luck, Chief Executive Officer
●	Walid Khiari, Chief Financial Officer
●	James Henderson, General Counsel and Corporate Secretary
●	Ruy Carrasco, MD, Chief Informatics Medical Officer

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

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended December 31, 2024 and 2025.

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Tyler Luck,	2025		$105,750	$		$-	$143,575	$-	$-		$-	$
CEO, Director	2024		$167,160		$100,000	$12,840	$-	$-	$-		$24,786		$304,786
Walid Khiari,	2025		$317,417	$		$-	$53,657	$-	$-		$-	$
CFO and COO	2024	$		$		$-	$-	$-	$-		$-	$
James Henderson,	2025	$		$		$-	$-	$-	$-		$-	$
General Counsel and Corporate Secretary	2024	$				-	-	-	-		-	$
Dr. Ruy Carrasco,	2025	$		$		$-	$115,933	$-	$-	$		$
Chief Informatics Medical Officer, Director	2024	$		$		$-	$-	$-	$-	$		$
Jon Leibowitz,	2025	$		$		$-	$-	$-	$-		$-	$
Director	2024	$			$-	$-	$-	$-	$-		$-		$-
Thomas Morgan, Jr.,	2025	$			$-	$-	$-	$-	$-		$-		$-
Director	2024	$			$-	$-	$-	$-	$-		$-		$-
Dr. Richard Isaacs,	2025	$			$-	$-	$-	$-	$-		$-		$-
Director	2024	$			$-	$-	$-	$-	$-		$-		$-

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

(2) The amounts reported under “Option Awards” are the estimated grant date fair value of stock options granted during the fiscal years ended December 31, 2023 and 2024, with such amount as determined under the ASC 718, Compensation - Stock Compensation (“ASC 718”), with respect to accounting for stock-based compensation expense. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such awards. The assumptions made in computing the estimated fair value of such awards are disclosed in Note B of the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

(16) In August 2023, Mr. Luck’s position as a principal executive officer of the Company ceased upon the hiring of Mr. Zacharski, as Chief Executive Officer. As a result, Mr. Luck is no longer a principal executive officer of the Company. On March 14, 2024, Mr. Luck was appointed as Chief Product Officer.

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

The Company entered into an employment agreement with Mr. Chang, effective May 7, 2023, and pursuant to its terms, Mr. Chang’s base salary is $420,000. The term of Mr. Chang’s employment agreement is three years, unless terminated earlier. Mr. Chang is eligible to receive an annual incentive bonus with a target equal to 50% of his year-end base salary for year one and the opportunity to earn a bonus equal to up to 100% of his then current base salary in each subsequent year, with the precise amount to be determined by the Board. Mr. Chang’s employment agreement entitles Mr. Chang to participate in any bonus compensation plans that the Company may from time to time adopt for the benefit of management, along with any standard benefit plans available to similarly-situated employees. Each year, Mr. Chang is entitled to 30 days of paid time off, in addition to sick leave and regular holidays. If not used each year, or at the time his employment ends for any reason, Mr. Chang is entitled to payment for all unused vacation time. If Mr. Chang’s employment is terminated by the Company without good cause or by Mr. Chang with good reason, he is entitled to receive his base salary through the end of the term of his employment agreement or his base salary for one year, whichever is greater, along with any unpaid vested options, equity or earned bonuses. Mr. Chang is also entitled to awards of fully vested options to purchase 100,000 additional shares of Common Stock on an annual basis during the three-year term of his employment agreement.

Mr. Chang entered into a post-merger employment agreement, which became effective upon the closing of the Business Combination, and governs the terms of Mr. Chang’s employment following the closing of the Business Combination. Terms related to compensation under the post-merger employment agreement are substantially similar to those under his prior employment agreement with the Company, except that any stock options granted under this post-merger employment agreement are options to purchase shares of Common Stock rather than Prior BEN Common Stock and is subject to the terms of the 2024 LTIP. In addition, Mr. Chang was entitled to receive a cash bonus with a value of $1,000,000 in cash, stock or a combination of both cash and stock, in the Company’s discretion, upon the closing of the Business Combination, provided the value of the Company at such time exceeded $100,000,000 (the “Chang Merger Bonus”).

On April 22, 2024, Mr. Chang entered into an amendment to his post-merger employment agreement (the “Chang Amendment”) that provided for the payment of the Chang Merger Bonus in the form of (i) a cash payment equal to $250,000.00, and (ii) a fully vested award of 531,915 shares of restricted stock granted on May 13, 2024, and subject to the terms and conditions of the 2024 LTIP and the Company’s form of restricted stock grant agreement.

The obligations under the Chang Amendment were fully satisfied in the first quarter of 2026.

Agreements with Chief Executive Officer

The Company entered into an employment agreement with Mr. Luck, effective May 31, 2023, when Mr. Luck was hired as Chief Product Officer that continues to govern his employment as Chief Executive Officer and pursuant to its terms, Mr. Luck’s base salary is $180,000. The term of Mr. Luck’s employment agreement is three years, unless terminated upon the earlier of the closing of the Business Combination or June 1, 2026. Mr. Luck is eligible to receive a discretionary cash bonus in an amount to be determined by the Board or the Compensation Committee thereunder. Mr. Luck’s employment agreement entitles Mr. Luck to participate in any bonus compensation plans that the Company may from time to time adopt for the benefit of management, along with any standard benefit plans available to similarly-situated employees. Each year, Mr. Luck is entitled to 30 days of paid time off, in addition to sick leave and regular holidays. If not used each year, or at the time his employment ends for any reason, Mr. Luck is entitled to payment for all unused vacation time. If Mr. Luck’s employment is terminated by the Company without good cause or by Mr. Luck with good reason, he is entitled to receive his base salary through the end of the term of his employment agreement or his base salary for one year, whichever is greater, along with any unpaid vested options, equity or earned bonuses. Mr. Luck is also entitled to awards of fully vested options to purchase 100,000 shares of Common Stock on an annual basis during the three-year term of his employment agreement.

Mr. Luck entered into a post-merger employment agreement, which became effective upon the closing of the Business Combination, and governs the terms of Mr. Luck’s employment as Chief Executive Officer of the Company following the closing of the Business Combination. Terms related to compensation under the post-merger employment agreement are substantially similar to those under his prior employment agreement with the Company, except that any stock options granted under this post-merger employment agreement are options to purchase shares of Common Stock rather than Prior BEN Common Stock and is subject to the terms of the 2024 LTIP. In addition, Mr. Luck received a bonus of $100,000 upon the consummation of the Business Combination.

Outstanding Equity Awards At 2025 Fiscal Year End

The following table lists the outstanding equity awards held by the named executive officers as of December 31, 2025.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested($)(1)
Walid Khiari	45,000	(2)	104,400	-	-
Tyler Luck	-		-	-	-

(1)	The amount included in this column represents the market value of our common stock underlying the RSU awards, as applicable, granted to our Named Executive Officers, computed based on the closing price of our common stock on December 31, 2025, which was $2.32 per share.

(2)	Represents an award of RSUs granted under the Long-Term Incentive Plan with each RSU representing a contingent right to receive, upon vesting, one share of our common stock. The RSUs are scheduled to vest ratably in three annual installments beginning on November 7, 2026.

Equity Compensation Plan Information

2021 Equity Incentive Plan

In 2021, the Board adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan. The following describes the material terms of the 2021 Equity Incentive Plan. In connection with the Closing of the Business Combination, the 2021 Equity Incentive Plan and all outstanding awards under the 2021 Equity Incentive Plan were assumed by the Company, and the 2021 Equity Incentive Plan was terminated with respect to future awards. Forfeitures of awards under the 2021 Equity Incentive Plan are automatically added to the pool of shares available for issuance under the 2024 LTIP. Upon Closing, each Stock Award (as defined below) was adjusted in accordance with the Exchange Ratio (as defined herein).

Grants, Generally. The 2021 Equity Incentive Plan provides both for the direct award or sale of shares and the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards (together, the “Stock Awards”). Employees, directors and consultants of the Company are eligible to receive Stock Awards.

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

Options. The Company’s employees and service providers are eligible to receive stock options pursuant to the 2021 Equity Incentive Plan. See the “Outstanding Equity Awards at 2025 Fiscal Year End” table below for further information about the Company’s named executive officer’s outstanding options as of December 31, 2025.

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

Changes to Capital Structure; Corporate Transactions. In the event of certain changes to the Company’s capital structure, such as a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration, appropriate adjustments will be made to (i) the class(es) and maximum number of securities subject to the 2021 Equity Incentive Plan, (ii) the class(es) and maximum number of securities that may be issued pursuant to the exercise of ISOs, and (iii) the class(es) and number of securities and price per share of stock subject to outstanding Stock Awards. In the event the Company is party to a “Corporate Transaction” or “Change in Control” (as each is defined in the 2021 Equity Incentive Plan), the Board may take one or more of the following actions with respect to Stock Awards, contingent upon the closing or completion of the transaction in question:

(i) arrange for the surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) to assume or continue the Stock Award or to substitute a similar stock award for the Stock Award (including, but not limited to, an award to acquire the same consideration paid to the stockholders of the Company pursuant to the transaction);

(ii) arrange for the assignment of any reacquisition or repurchase rights held by the Company in respect of Common Stock issued pursuant to the Stock Award to the surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company);

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

Plan Amendment or Termination. The Board may amend, modify, or terminate the 2021 Equity Incentive Plan at any time, although such change may not materially and adversely affect a participant’s rights under an outstanding award without the participant’s written consent.

2024 LTIP

Summary and Purpose. On the Closing Date, Brand Engagement Network Inc. 2024 Long-Term Incentive Plan (the “2024 LTIP”) became effective (the “Effective Date”). The 2024 LTIP was approved by DHC’s stockholders at the Special Meeting. The purpose of the 2024 LTIP is to attract and retain the services of key employees, key contractors, and non-employee directors of the Company and its subsidiaries and to provide such persons with a proprietary interest in the Company through the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, performance goals, tandem awards, prior plan awards, and other awards, whether granted singly, or in combination, or in tandem, that will (i) increase the interest of such persons in the Company’s welfare, (ii) furnish an incentive to such persons to continue their services for the Company or its subsidiaries, and (iii) provide a means through which the Company may attract and retain able persons as employees, contractors, and non-employee directors. Employees, officers, contractors, any non-employee director of the Board are eligible to receive awards under the 2024 LTIP. The 2024 LTIP is administered by the Board or its designees, referred to herein as the “plan administrator”. The plan administrator has the authority to take all actions and make all determinations under the 2024 LTIP, to interpret the 2024 LTIP and award agreements and to adopt, amend and repeal rules for the administration of the 2024 LTIP as it deems advisable. The plan administrator also has the authority to grant awards, to determine which eligible service providers receive awards, and to set the terms and conditions of all awards under the 2024 LTIP, including any vesting and vesting acceleration provisions, subject to the conditions and limitations in the 2024 LTIP.

Share Authorization. Subject to certain adjustments and any increase by any Prior Plan Awards (as defined below) eligible for reuse as described below, the aggregate number of shares of our Common Stock issuable under the 2024 LTIP in respect of awards is equal to 5% of the aggregate number of shares issued and outstanding determined as of the Effective Date, which as of such date was 2,942,245 shares of Common Stock, of which 100% of the available shares may be delivered pursuant to incentive stock options (the “ISO Limit”). Notwithstanding the foregoing, subject to approval by the Board, on the first trading date of each calendar year (the “Adjustment Date”), the number of shares of our Common Stock available under the 2024 LTIP may be increased by up to an additional 5% of the total number of shares issued and outstanding, as determined as of the Adjustment Date, provided, however, in no event shall the authorized shares available for awards under the 2024 Plan ever exceed 15% of the total number of shares of our Common Stock issued and outstanding, determined as of the Effective Date, provided, further, however, that no such adjustment shall have any effect on, or otherwise change the ISO Limit, except for any adjustments summarized below. Shares to be issued may be made available from authorized but unissued Common Stock, Common Stock held by the Company in its treasury, or Common Stock purchased by the Company on the open market or otherwise. During the term of the 2024 LTIP, the Company will at all times reserve and keep enough Common Stock available to satisfy the requirements of the 2024 LTIP.

The term “Prior Plan Awards” means (a) any awards under the 2021 Equity Incentive Plan that are outstanding on the Effective Date, and that on or after the Effective Date, are forfeited, expire or are canceled; and (b) any shares subject to awards relating to Common Stock under the 2021 Equity Incentive Plan that, on or after the Effective Date are settled in cash.

Reuse of Shares. To the extent that any award under the 2024 LTIP or any Prior Plan Award is cancelled, forfeited or expires, in whole or in part, the shares subject to such forfeited, expired or cancelled award may again be awarded under the 2024 LTIP. Awards that may be satisfied either by the issuance of Common Stock or by cash or other consideration shall be counted against the maximum number of shares of Common Stock that may be issued under the 2024 LTIP only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of Common Stock. Common stock otherwise deliverable pursuant to an award that are withheld upon exercise or vesting of an award for purposes of paying the exercise price or tax withholdings shall be treated as delivered to the participant and shall be counted against the maximum number of available shares. Awards will not reduce the number of shares of Common Stock that may be issued, however, if the settlement of the award will not require the issuance of Common Stock. Only shares forfeited back to the Company, shares cancelled on account of termination, or expiration or lapse of an award, shall again be available for grant of incentive stock options under the 2024 LTIP, but shall not increase the maximum number of shares described above as the maximum number of shares of Common Stock that may be delivered pursuant to incentive stock options.

Administration. Subject to the terms of the 2024 LTIP, the 2024 LTIP shall be administered by the Board, or such committee of the Board as is designated by the Board to administer the Plan (the “Committee”). Membership on the Committee shall be limited to “non-employee directors” in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Committee may delegate certain duties to one or more officers of the Company as provided in the 2024 LTIP. The Committee will determine the persons to whom awards are to be made in accordance with applicable law, determine the type, size and terms of awards in accordance with applicable law, interpret the 2024 LTIP, establish and revise rules and regulations relating to the 2024 LTIP, settle all controversies regarding the 2024 LTIP and awards, accelerate the vesting of awards, approve forms of award agreements, and make any other determinations that it believes necessary for the administration of the 2024 LTIP.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or its subsidiaries whose judgment, initiative and efforts contributed to or may be expected to contribute to the successful performance of the Company are eligible to participate in the 2024 LTIP. As of April 14, 2026, the Company (including its subsidiaries) had approximately 26 full-time employees and nine independent contractors. The Committee shall, in its sole discretion, select the employees, contractors, and non-employee directors who will participate in the 2024 LTIP in order to attract, reward and retain top performers and key management.

Financial Effect of Awards. The Company will receive no monetary consideration for the granting of awards under the 2024 LTIP, unless otherwise provided when granting restricted stock or restricted stock units. The Company will receive no monetary consideration other than the option price for Common Stock issued to participants upon the exercise of their stock options, and the Company will receive no monetary consideration upon the exercise of stock appreciation rights.

Stock Options. The Committee may grant either incentive stock options qualifying under Section 422 of the Internal Revenue Code, as amended (the “Code”) or non-qualified stock options, provided, that only employees of the Company and its subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive incentive stock options. Stock options may not be granted with an option price less than 100% of the fair market value of a common share on the date the stock option is granted. If an incentive stock option is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary), the option price shall be at least 110% of the fair market value of a common share on the date of grant. The Committee will determine the terms of each stock option at the time of grant, including without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally are fixed by the Committee, except that the Committee may not grant stock options with a term exceeding 10 years or, in the case of an incentive stock option granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of Common Stock (or of any parent or subsidiary), five years.

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

Stock Appreciation Rights. The Committee is authorized to grant stock appreciation rights (“SARs”) as a stand-alone award (or freestanding SARs), or in conjunction with stock options granted under the 2024 LTIP (or tandem SARs). A SAR is the right to receive an amount equal to the excess of the fair market value of a common share on the date of exercise over the exercise price. The exercise price may be equal to or greater than the fair market value of a common share on the date of grant. The Committee, in its sole discretion, may place a ceiling on the amount payable on the exercise of a SAR, but any such limitation shall be specified at the time the SAR is granted. A SAR granted in tandem with a stock option will require the holder, upon exercise, to surrender the related stock option with respect to the number of shares as to which the SAR is exercised. The Committee will determine the terms of each SAR at the time of the grant, including without limitation, the methods by or forms in which the value will be delivered to participants (whether made in Common Stock, in cash or in a combination of both). The maximum term of each SAR, the times at which each SAR will be exercisable, and provisions requiring forfeiture of unexercised SARs at or following termination of employment or service generally are fixed by the Committee, except that no freestanding SAR may have a term exceeding 10 years and no tandem SAR may have a term exceeding the term of the option granted in conjunction with the tandem SAR.

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

Performance Awards. The Committee may grant performance awards payable in cash, Common Stock, or a combination thereof at the end of a specified performance period. Payment will be contingent upon achieving pre-established performance goals (as described below) by the end of the performance period. The Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2024 LTIP, and to the extent an award is subject to Section 409A of the Code, are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or guidance. With respect to a performance award, if the Committee determines in its sole discretion that the established performance measures or objectives are no longer suitable because of a change in the Company’s business, operations, corporate structure, or for other reasons that the Committee deems satisfactory, the Committee may modify the performance measures or objectives and/or the performance period.

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

Other Awards. The Committee may grant other forms of awards payable in cash or Common Stock if the Committee determines that such other form of award is consistent with the purpose and restrictions of the 2024 LTIP. The terms and conditions of such other form of award shall be specified by the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified by the grant.

Performance Goals. Awards (whether relating to cash or Common Stock) under the 2024 LTIP may be made subject to the attainment of performance goals relating to one or more business criteria, and may consist of one or more or any combination of the following criteria: cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of the Company’s Common Stock; return on assets, equity or stockholders’ equity; market share; inventory levels, inventory turn or shrinkage; total return to stockholders; or any other criteria determined by the Committee (“Performance Criteria”). Any Performance Criteria may be used to measure the performance of the Company as a whole or any business unit of the Company and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) events that are of an unusual nature or indicate infrequency of occurrence, (ii) gains or losses on the disposition of a business, (iii) changes in tax or accounting regulations or laws, (iv) the effect of a merger or acquisition, as identified in the Company’s quarterly and annual earnings releases, or (v) other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with the Company’s financial statements, under generally accepted accounting principles, or under a methodology established by the Committee prior to the issuance of an award which is consistently applied and identified in the audited financial statements, including footnotes, or the Compensation Discussion and Analysis section of the Company’s annual report.

Vesting of Awards; Forfeiture; Assignment. The Committee, in its sole discretion, may establish the vesting terms applicable to an award, subject in any case to the terms of the 2024 LTIP. The Committee may impose on any award, at the time of grant or thereafter, such additional terms and conditions as the Committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of service. The Committee will specify the circumstances under which performance awards may be forfeited in the event of a participant’s termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise established by the Committee in the award agreement setting forth the terms, restricted stock will be forfeited upon a participant’s termination of service during the applicable restriction period.

Assignability. Awards granted under the 2024 LTIP generally are not assignable or transferable except by will or by the laws of descent and distribution, except that the Committee may, in its discretion and pursuant to the terms of an award agreement, permit certain transfers of awards to: (i) the spouse (or former spouse), children or grandchildren of the participant (“Immediate Family Members”); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (1) such Immediate Family Members and/or (2) entities which are controlled by the participant and/or Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided, that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such award is granted must be approved by the Committee and must expressly provide for such transferability and (z) subsequent transfers of transferred awards shall be prohibited except those by will or the laws of descent and distribution.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution, recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of the Common Stock or other securities of the Company, issuance of warrants or other rights to purchase Common Stock or other securities of the Company, or other similar corporate transaction or event affects the fair value of an award, then the Committee shall adjust any or all of the following so that the fair value of the award immediately after the transaction or event is equal to the fair value of the award immediately prior to the transaction or event (i) the number of shares and type of Common Stock (or the securities or property) which thereafter may be made the subject of awards, (ii) the number of shares and type of Common Stock (or other securities or property) subject to outstanding awards, (iii) the option price of each outstanding award, (iv) the amount, if any, the Company pays for forfeited Common Stock in accordance with the terms of the 2024 LTIP, and (vi) the number of or exercise price of Common Stock then subject to outstanding SARs previously granted and unexercised under the 2024 LTIP to the end that the same proportion of the Company’s issued and outstanding Common Stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided, however, that the number of Common Stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2024 LTIP or any stock option to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which the Company is subject.

Amendment or Discontinuance of the 2024 LTIP. The Board may, at any time and from time to time, without the consent of the participants, alter, amend, revise, suspend or discontinue the 2024 LTIP in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the 2024 LTIP and any awards under the 2024 LTIP to continue to comply with Sections 421 and 422 of the Code (including any successors to such Sections, or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which the Company’s stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of the Company’s stockholders entitled to vote on the amendment; and (ii) unless required by law, no action by the Board regarding amendment or discontinuance of the 2024 LTIP may adversely affect any rights of any participants or obligations of the Company to any participants with respect to any outstanding award under the 2024 LTIP without the consent of the affected participant.

No Repricing of Stock Options or SARs. The Committee may not, without the approval of the Company’s stockholders, “reprice” any stock option or SAR. For purposes of the 2024 LTIP, “reprice” means any of the following or any other action that has the same effect: (i) amending a stock option or SAR to reduce its exercise price or base price, (ii) canceling a stock option or SAR at a time when its exercise price or base price exceeds the fair market value of a common share in exchange for cash or a stock option, SAR, award of restricted stock or other equity award with an exercise price or base price less than the exercise price or base price of the original stock option or SAR, or (iii) taking any other action that is treated as a repricing under generally accepted accounting principles, provided, that nothing shall prevent the Committee from (x) making adjustments to awards upon changes in capitalization; (y) exchanging or cancelling awards upon a merger, consolidation, or recapitalization, or (z) substituting awards for awards granted by other entities, to the extent permitted by the 2024 LTIP.

Recoupment for Restatements. The Committee may recoup all or any portion of any shares or cash paid to a participant in connection with an award, in the event of a restatement of the Company’s financial statements as set forth in the Company’s clawback policy, if any, approved by the Board from time to time.

Federal Income Tax Consequences. The following is a brief summary of certain federal income tax consequences relating to the transactions described under the 2024 LTIP as set forth below. This summary does not purport to address all aspects of federal income taxation and does not describe state, local or foreign tax consequences. This discussion is based upon provisions of the Code and the treasury regulations issued thereunder, and judicial and administrative interpretations under the Code and treasury regulations, all as in effect as of April 13, 2026, and all of which are subject to change (possibly on a retroactive basis) or different interpretation.

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

Incentive Stock Options. A participant will not recognize income at the time an incentive stock option is granted. When a participant exercises an incentive stock option, a participant also generally will not be required to recognize income (either as ordinary income or capital gain). However, to the extent that the fair market value (determined as of the date of grant) of the Common Stock with respect to which the participant’s incentive stock options are exercisable for the first time during any year exceeds $100,000, the incentive stock options for the Common Stock over $100,000 will be treated as non-qualified stock options, and not incentive stock options, for federal tax purposes, and the participant will recognize income as if the incentive stock options were non-qualified stock options. In addition to the foregoing, if the fair market value of the Common Stock received upon exercise of an incentive stock option exceeds the exercise price, then the excess may be deemed a tax preference adjustment for purposes of the federal alternative minimum tax calculation. The federal alternative minimum tax may produce significant tax repercussions depending upon the participant’s particular tax status.

The tax treatment of any Common Stock acquired by exercise of an incentive stock option will depend upon whether the participant disposes of his or her shares prior to two years after the date the incentive stock option was granted or one year after the Common Stock were transferred to the participant (referred to as the “Holding Period”). If a participant disposes of Common Stock acquired by exercise of an incentive stock option after the expiration of the Holding Period, any amount received in excess of the participant’s tax basis for such shares will be treated as short-term or long-term capital gain, depending upon how long the participant has held the Common Stock. If the amount received is less than the participant’s tax basis for such shares, the loss will be treated as short-term or long-term capital loss, depending upon how long the participant has held the shares.

If the participant disposes of Common Stock acquired by exercise of an incentive stock option prior to the expiration of the Holding Period, the disposition will be considered a “disqualifying disposition.” If the amount received for the Common Stock is greater than the fair market value of the Common Stock on the exercise date, then the difference between the incentive stock options exercise price and the fair market value of the Common Stock at the time of exercise will be treated as ordinary income for the tax year in which the “disqualifying disposition” occurs. The participant’s basis in the Common Stock will be increased by an amount equal to the amount treated as ordinary income due to such “disqualifying disposition.” In addition, the amount received in such “disqualifying disposition” over the participant’s increased basis in the Common Stock will be treated as capital gain. However, if the price received for Common Stock acquired by exercise of an incentive stock option is less than the fair market value of the Common Stock on the exercise date and the disposition is a transaction in which the participant sustains a loss which otherwise would be recognizable under the Code, then the amount of ordinary income that the participant will recognize is the excess, if any, of the amount realized on the “disqualifying disposition” over the basis of the Common Stock.

Non-qualified Stock Options. A participant generally will not recognize income at the time a non-qualified stock option is granted. When a participant exercises a non-qualified stock option, the difference between the option price and any higher market value of the Common Stock on the date of exercise will be treated as compensation taxable as ordinary income to the participant. The participant’s tax basis for Common Stock acquired under a non-qualified stock option will be equal to the option price paid for such Common Stock, plus any amounts included in the participant’s income as compensation. When a participant disposes of Common Stock acquired by exercise of a non-qualified stock option, any amount received in excess of the participant’s tax basis for such shares will be treated as short-term or long-term capital gain, depending upon how long the participant has held the Common Stock. If the amount received is less than the participant’s tax basis for such shares, the loss will be treated as short-term or long-term capital loss, depending upon how long the participant has held the shares.

Special Rule if Option Price is Paid for in Common Stock. If a participant pays the option price of a non-qualified stock option with previously-owned shares of Common Stock and the transaction is not a disqualifying disposition of Common Stock previously acquired under an incentive stock option, the Common Stock received equal to the number of shares surrendered are treated as having been received in a tax-free exchange. The participant’s tax basis and holding period for the Common Stock received will be equal to the participant’s tax basis and holding period for the Common Stock surrendered. The Common Stock received in excess of the number of shares surrendered will be treated as compensation taxable as ordinary income to the participant to the extent of their fair market value. The participant’s tax basis in the Common Stock will be equal to their fair market value on the date of exercise, and the participant’s holding period for such shares will begin on the date of exercise.

If the use of previously acquired Common Stock to pay the exercise price of a non-qualified stock option constitutes a disqualifying disposition of Common Stock previously acquired under an incentive stock option, the participant will have ordinary income as a result of the disqualifying disposition in an amount equal to the excess of the fair market value of the Common Stock surrendered, determined at the time such Common Stock were originally acquired on exercise of the incentive stock option, over the aggregate option price paid for such Common Stock. As discussed above, a disqualifying disposition of Common Stock previously acquired under an incentive stock option occurs when the participant disposes of such shares before the end of the Holding Period. The other tax results from paying the exercise price with previously owned shares are as described above, except that the participant’s tax basis in the Common Stock that are treated as having been received in a tax-free exchange will be increased by the amount of ordinary income recognized by the participant as a result of the disqualifying disposition.

Restricted Stock. A participant who receives restricted stock generally will recognize as ordinary income the excess, if any, of the fair market value of the Common Stock granted as restricted stock at such time as the Common Stock are no longer subject to forfeiture or restrictions, over the amount paid, if any, by the participant for such Common Stock. However, a participant who receives restricted stock may make an election under Section 83(b) of the Code within 30 days of the date of transfer of the Common Stock to recognize ordinary income on the date of transfer of the Common Stock equal to the excess of the fair market value of such shares (determined without regard to the restrictions on such Common Stock) over the purchase price, if any, of such shares. If a participant does not make an election under Section 83(b) of the Code, then the participant will recognize as ordinary income any dividends received with respect to such Common Stock. At the time of sale of such shares, any gain or loss realized by the participant will be treated as either short-term or long-term capital gain (or loss) depending on the holding period. For purposes of determining any gain or loss realized, the participant’s tax basis will be the amount previously taxable as ordinary income, plus the purchase price paid by the participant, if any, for such shares.

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

Federal Tax Withholding. Any ordinary income realized by a participant upon the exercise of an award under the 2024 LTIP is subject to withholding of federal, state and local income tax and to withholding of the participant’s share of tax under the Federal Insurance Contribution Act and the Federal Unemployment Tax Act. To satisfy federal income tax withholding requirements, the Company will have the right to require that, as a condition to delivery of any certificate for Common Stock, the participant remit to the Company an amount sufficient to satisfy the withholding requirements. Alternatively, the Company may withhold a portion of the Common Stock (valued at fair market value) that otherwise would be issued to the participant to satisfy all or part of the withholding tax obligations or may, if the Company consents, accept delivery of Common Stock with an aggregate fair market value that equals or exceeds the required tax withholding payment. Withholding does not represent an increase in the participant’s total income tax obligation, since it is fully credited toward his or her tax liability for the year. Additionally, withholding does not affect the participant’s tax basis in the Common Stock. Compensation income realized and tax withheld will be reflected on Forms W-2 supplied by the Company to employees by January 31 of the succeeding year. Deferred compensation that is subject to Section 409A of the Code will be subject to certain federal income tax withholding and reporting requirements.

Tax Consequences to the Company. To the extent that a participant recognizes ordinary income in the circumstances described above, the Company will be entitled to a corresponding deduction provided, that, among other things, the income meets the test of reasonableness, is an ordinary and necessary business expense, is not an “excess parachute payment” within the meaning of Section 280G of the Code and is not disallowed by the $1,000,000 limitation on certain executive compensation under Section 162(m) of the Code.

While deductibility of executive compensation for federal income tax purposes is among the factors the Board and Committee considers when structuring executive compensation arrangements, it is not the sole or primary factor considered. The Company retains the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of the Company.

Million Dollar Deduction Limit and Other Tax Matters. The Company may not deduct compensation of more than $1,000,000 that is paid to “covered employees” (as defined in Section 162(m) of the Code), which include an individual (or, in certain circumstances, his or her beneficiaries) who, at any time during the taxable year, is the Company’s principal executive officer, principal financial officer, an individual who is among the three highest compensated officers for the taxable year (other than an individual who was either the Company’s principal executive officer or its principal financial officer at any time during the taxable year), or anyone who was a covered employee for purposes of Section 162(m) of the Code for any tax year beginning on or after January 1, 2017. This limitation on deductions only applies to compensation paid by a publicly-traded corporation (and not compensation paid by non-corporate entities) and may not apply to certain types of compensation, such as qualified performance-based compensation, that is payable pursuant to a written, binding contract (such as an award agreement corresponding to a Prior Plan Award) that was in place as of November 2, 2017, so long as the contract is not materially modified after that date. To the extent that compensation is payable pursuant to a prior plan award granted on or before November 2, 2017, and if the Company determines that Section 162(m) of the Code will apply to any such awards, the Company intends that the terms of those awards will not be materially modified and will be constructed so as to constitute qualified performance-based compensation and, as such, will be exempt from the $1,000,000 limitation on deductible compensation.

If an individual’s rights under the 2024 LTIP are accelerated as a result of a change in control and the individual is a “disqualified individual” under Section 280G of the Code, then the value of any such accelerated rights received by such individual may be included in determining whether or not such individual has received an “excess parachute payment” under Section 280G of the Code, which could result in (i) the imposition of a 20% federal excise tax (in addition to federal income tax) payable by the individual on the value of such accelerated rights, and (ii) the loss by the Company of a corresponding compensation deduction.

Interest of Directors and Executive Officers. All members of the Board and all executive officers of the Company are eligible for awards under the 2024 LTIP and thus, have a personal interest in the approval of the 2024 LTIP.

Termination and Change of Control

For a discussion of agreements that provide for payments to a named executive officer in connection with the resignation, retirement or other termination of a named executive officer or a change of control, please see “Executive Compensation - Executive Employment Arrangements” above.

Director Compensation

Prior to the Business Combination, the Company had not adopted a formal policy or plan to compensate BEN’s directors. Messrs. Luck and Henderson served as members of the Board and received no additional compensation for their service as members of the Board. See the section titled “Executive Compensation - Summary Compensation Table” for more information about Mr. Luck’s compensation for the fiscal year ended December 31, 2024.

Upon the Closing Date of the Business Combination, each director of the Company received a grant of 10,000 shares of Common Stock.

Following the consummation of the Business Combination, the Board adopted a nonemployee director compensation program (the “2024 Director Compensation Policy”). The 2024 Director Compensation Policy is designed to align compensation with BEN’s business objectives and the creation of stockholder value, while enabling BEN to attract, retain, incentivize and reward non-employee directors who contribute to the long-term success of BEN.

On December 30, 2024, each non-employee director received an equity award of restricted stock units under the 2024 LTIP having an aggregate award value of $35,000, with the number of restricted stock units being determined by using the average of the closing prices for the Common Stock over the 20-day-trading period ending on the first trading day of August 2024.

For all periods after the effective date of the 2024 Director Compensation Policy, each non-employee director will receive an equity award of restricted stock, automatically granted quarterly in four equal installments, payable in arrears, on the first trading day of September, December, March, and June (each, a “Grant Date”), and having an aggregate annual award value of $45,000 as of the Grant Date, with the number of shares of restricted stock granted each quarter being determined by dividing one-fourth of the aggregate annual award value by the average of the closing prices for the Common Stock over the 20-day-trading period ending on the last trading day immediately preceding Grant Date.

On the date of each of the Company’s Annual Stockholders Meetings following the closing of such meeting, each non-employee director automatically will be granted an annual equity award of restricted stock units having an aggregate award value of $75,000 on the date of such Annual Stockholders Meeting, with the number of restricted stock units being determined by dividing the aggregate award value by the average of the closing prices for the Common Stock over the 20-day-trading period ending on the last trading day immediately prior to such Annual Stockholders Meeting (the “Annual RSU Award”). The Annual RSU Award will vest in full on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the next Annual Stockholders Meeting, subject to the non-employee director’s continued service on the Board through such vesting date.

Under the 2024 Director Compensation Policy, each of the Non-Executive Board Chair, the Audit Committee Chair, the Compensation Committee Chair, and the Nominating and Governance Committee Chair (each, a “Committee Chair”) receive an additional equity award of restricted stock to be automatically granted in four equal installments, payable in arrears, on each Grant Date, having an aggregate annual award value as $50,000 for the Non-Executive Board Chair, $20,000 for the Audit Committee Chair, $15,000 for the Compensation Committee Chair, and $10,000 for the Nominating and Governance Committee Chair, with the number of restricted shares being determined by dividing one-fourth of the aggregate annual award value by the average of the closing prices for the Common Stock over the 20-day-trading period ending on the last trading day immediately preceding the Grant Date.

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

Non-Employee Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Total ($)
Bernard Puckett	37,924	-	37,924
Jon Leibowitz	37,924	-	37,924
Richard Isaacs	37,924	-	37,924
Thomas Morgan Jr.	33,932	-	33,932
Ruy Carrasco	18,962	-	18,962

(1) In accordance with SEC rules, this column represents the aggregate grant date fair value of shares underlying stock awards, calculated based on the closing price of our common stock on the date of grant in accordance with ASC 718, with the exception that the amounts shown assumes no forfeitures. The assumptions made in computing the estimated fair value of such awards are disclosed in Note B of the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our Common Stock as of April 15, 2026:

●	each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of our Common Stock as of April 15, 2026;
●	each of the Company’s named executive officers and directors; and
●	all of our current executive officers and directors as a group.

As of April 13, 2026, the Company had 5,857,955 shares of Common Stock issued and outstanding. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if she, he or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Voting power represents the combined voting power of shares of Common Stock owned beneficially by such person. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by the individuals below:

	Number of shares beneficially owned	Beneficial ownership percentage
Five Percent Holders
October 3rd Holdings, LLC(1)	876,556	15.9%
DMLab Co. LTD(2)	432,504	7.8%
AFG Companies, Inc.(3)	2,423,336	5.7%
Directors & Named Executive Officers
Paul Chang	60,194	1.1%
Tyler Luck	16,965	*	%
Walid Khiari	14,904	*	%
Jon Leibowitz	7,670		%
Venkata Ramana Pinnam	7,157	*	%
Bernard Puckett	5,489	*	%
Christopher Gaertner	4,102	*	%
Janine Grasso	3,454	*	%
Thomas Morgan	2,807	*	%
Ruy Carrasco	2,701	*	%
Richard Isaacs	1,427	*	%

*Less than 1%.

(1) Tyler Luck is the managing member of October 3 Holdings, LLC and has sole voting and dispositive power over the securities held thereby. The business address of October 3 Holdings, LLC is 1821 Logan Avenue C/O CSC Cheyenne, WY 83001.

(2) DMLab Co. LTD is governed by a board of directors consisting of five directors, Messrs. Yanghyung Lee, Seokho Lee, Youngkyu Huh, Junhyuk Lee, Snugsu Kim and Kibong Lee. The five members of the board of directors will have limited voting and dispositive power over the securities held of record by DMLab Co. LTD. Each director of DMLab Co. LTD has one vote, and the approval of a majority of the directors is required to approve any action of DMLab Co. LTD. However, under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of at least a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Therefore, none of the individual members of the board of directors of DMLab Co. LTD exercises voting or dispositive control over any of the securities held directly by DMLab Co. LTD, even those in which he directly holds a pecuniary interest. Oriental DMLab Co. LTD is approximately 62% held by Junhyuk Lee. The business address of DMLab Co. LTD is 45, Anam-ro, Seongbuk-gu, Korea University, Science & Business Building RM 301, Seoul, Republic of Korea 02841.

(3) Mr. Wright Brewer has sole and voting dispositive power over the securities held by AFG Companies, Inc. The business address of AFG Companies Inc. is 1900 Champagne Blvd, Grapevine, TX 76051. Excludes 375,000 shares of Common Stock issuable upon exercise of the Reseller Warrant, which contains certain conditions to the vesting of shares of Common Stock underlying the Reseller Warrant that are outside of the exclusive control of the holder.

(4) Consists of 33,763 options to purchase shares of Common Stock and 4,669 shares of Common Stock received in connection with Mr. Zacharski’s resignation from the Company.

(5) Consists of 12,155 options to purchase shares of Common Stock.

(6) Consists of 60,000 options to purchase shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 about compensation plans under which shares of Common Stock may be issued to employees, executive officers or members of our Board of Directors upon the exercise of options, warrants or rights under all of our existing equity compensation plans.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders(1)	464,244	$—	26,616
Equity compensation plans not approved by security holders(3)	2,341,759	2.09	0
Total	2,806,003	2.09	26,616

(1) Represents shares of Common Stock available for issuance under the 2024 LTIP, which permits the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, performance awards, performance goals, tandem awards, prior plan awards, and other awards. As described below, no additional awards may be issued under the 2024 LTIP. See the description of the 2021 LTIP below for a description of the formula for calculating the number of securities available for issuance under the 2024 LTIP.

(2) Represents shares of Common Stock issuable upon settlement of outstanding restricted equity units awarded under the 2021 Equity Incentive Plan.

(3) As described below, no additional awards may be issued under the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan and all outstanding awards under the 2021 Equity Incentive Plan were assumed by the Company, and the 2021 Equity Incentive Plan was terminated with respect to future awards. Forfeitures of awards under the 2021 Equity Incentive Plan are automatically added to the pool of shares available for issuance under the 2024 LTIP.

Plans Not Approved by Security Holders

2021 Equity Incentive Plan

In May 2021, the Board adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan that provides for the grant of the following types of stock awards: (i) incentive stock Options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. The 2021 Option Plan was administered by the Company’s Board of Directors (the “Board of Directors”). In connection with the Closing of the Business Combination, the 2021 Equity Incentive Plan and all outstanding awards under the 2021 Equity Incentive Plan were assumed by the Company, and the 2021 Equity Incentive Plan was terminated with respect to future awards. Forfeitures of awards under the 2021 Equity Incentive Plan are automatically added to the pool of shares available for issuance under the 2024 LTIP. Upon Closing, each stock award was adjusted in accordance with the Exchange Ratio (as defined herein).

Plans Approved by Security Holders

2024 LTIP

On the Closing Date, the 2024 LTIP became effective. The 2024 LTIP was approved by DHC’s stockholders at the Special Meeting. The 2024 LTIP provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2024 LTIP is administered by the Board of Directors. The 2024 LTIP awards are available to employees, officers and contractors. Subject to certain adjustments and any increase by any Prior Plan Awards eligible for reuse as described below, the aggregate number of shares of our Common Stock issuable under the 2024 LTIP in respect of awards is equal to 5% of the aggregate number of shares issued and outstanding determined as of the Effective Date, which as of such date was 2,942,245 shares of Common Stock, of which 100% of the available shares may be delivered pursuant to incentive stock options. Notwithstanding the foregoing, subject to approval by the Board, on the Adjustment Date, the number of shares of our Common Stock available under the 2024 LTIP may be increased by up to an additional 5% of the total number of shares issued and outstanding, as determined as of the Adjustment Date, provided, however, in no event shall the authorized shares available for awards under the 2024 Plan ever exceed 15% of the total number of shares of our Common Stock issued and outstanding, determined as of the Effective Date, provided, further, however, that no such adjustment shall have any effect on, or otherwise change the ISO Limit, except for any adjustments summarized below. As of December 31, 2025, 26,616 shares remained available for grant under the 2024 LTIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the various agreements and arrangements discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	The Company has been or is to be a participant;
●	the amount involved exceeded or exceeds the lesser of (a) $120,000 or (b) one percent of the average of the Company’s total assets at year-end for the fiscal years ended December 31, 2024, December 31, 2023 and 2022; and
●	any of the Company’s directors, executive officers or holders of more than 5% of its capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Since January 1, 2022, the Company has entered into the following agreements with investors that satisfy the above criteria:

Howard Consulting Services Agreement

On October 1, 2021, prior to the start of Mr. James Richard Howard’s service as Chief Information and Data Officer, the Company entered into a Consulting Services Agreement, as amended effective July 1, 2023, with RG Data Insights, LLC, a consulting firm that employed Mr. Howard, pursuant to which Mr. Howard acted as a consultant to the Company. The Consulting Services Agreement expired on September 30, 2023. In connection with the Consulting Services Agreement, as amended, in recognition of the ongoing services provided, the Company agreed to pay Mr. Howard a $0.15 million success fee upon the completion of a successful capital raise in excess of $5.0 million. Additionally, the Company agreed to issue Mr. Howard a Compensatory Warrant to purchase up to 30,000 shares of Prior BEN’s Class B common stock (“Prior BEN Common Stock”) at an exercise price of $10.00 per share, provided, that Mr. Howard continues to be an advisory board member to the Company through September 30, 2024.

Transactions with October 3 Holdings, LLC

October 3 Holdings, LLC owns a 58.225% interest in Genuine Lifetime, LLC, of which Mr. Michael Lucas and Mr. James D. Henderson, Jr. own respective 13.025% and 10% interests. October 3 Holdings, LLC is co-owned in equal 50% shares by Mr. Tyler Luck and Mr. Lucas. Mr. Luck served as Managing Member of Genuine Lifetime, LLC until June 1, 2023. In connection with the Company’s entry into the Reseller Agreement with AFG, Genuine Lifetime, LLC issued 50,000 shares of Prior BEN Common Stock to AFG in connection with the Reseller Agreement pursuant to a separate agreement between Genuine Lifetime, LLC and AFG. In connection with the GL Interim Financing, Genuine Lifetime, LLC entered into a promissory note with AFG pursuant to which AFG agreed to lend, and Genuine Lifetime, LLC agreed to borrow, $4.0 million in order to fund the GL Interim Financing (the “GL Loan”). In connection with the GL Loan, Mr. Luck entered into a personal guaranty with respect to Genuine Lifetime, LLC’s obligations under the GL Loan. Additionally, Mr. Luck, agreed not to sell, transfer or assign his shares of Common Stock, or permit October 3 Holdings, LLC, as its managing member to sell, transfer or assign its shares of Common Stock, prior to the repayment of the GL Loan, subject to certain customary exceptions including a sale of such shares of Common Stock by Mr. Luck and October 3 Holdings, LLC in connection with the consummation of the Business Combination.

In addition, effective June 30, 2024, Prior BEN and the Company entered into a Debt Conversion Agreement with October 3rd Holdings, LLC, pursuant to which the Company agreed to issue 9,333 shares of Common Stock at a price of $45.00 per share to October 3 Holdings, LLC in exchange for the conversion of certain outstanding indebtedness owed by a subsidiary of the Company to October 3 Holdings, LLC in the amount of $0.4 million.

AFG Interim Financing

On September 29, 2023, AFG purchased 45,662 shares of Prior BEN Common Stock for $21.90 per share for an aggregate purchase price of approximately $1.0 million under the AFG Interim Financing. Pursuant to the terms of the AFG Interim Financing, AFG’s obligation to purchase shares of Prior BEN Common Stock immediately prior to the Effective Time (as defined in the Subscription Agreement) under the Subscription Agreement was reduced by $1.0 million. On October 15, 2023, Genuine Lifetime LLC purchased 182,648 shares of Prior BEN Common Stock $21.90 per share for an aggregate purchase price of approximately $4.0 million.

Transactions with Genuine Lifetime, LLC

The Company entered into a Marketing & Interface Agreement with Genuine Lifetime, LLC on May 1, 2021, including three addendums to such agreement dated July 1, 2021, November 1, 2021 and January 31, 2022 (the “M&I Agreement”). The M&I Agreement provided for the payment by the Company of a monthly fee of $15,000, including an option to convert unpaid balances on or before September 30, 2021 into shares of Prior BEN Common Stock for services provided by Genuine Lifetime, LLC in connection with the development and implementation of a marketing plan to promote the Company advertising interface to customers of Genuine Lifetime, LLC within the United States and the development of an interface between the Company’s data repository and automotive data aggregators and Genuine Lifetime, LLC’s warranty programs. Pursuant to the M&I Agreement, Genuine Lifetime, LLC assigned its employee, Gregor Evans, to provide certain marketing and communications services and expertise to the Company. Pursuant to the M&I Agreement, Genuine Lifetime, LLC also committed $50,000 in exchange for the Company’s recognition of 50,000 prepaid blockchain activations. The Company and Genuine Lifetime, LLC terminated the M&I Agreement with a mutual release on May 30, 2022. Pursuant to the M&I Agreement, upon termination of the M&I Agreement, the Company granted Genuine Lifetime, LLC the option to convert prepaid activations up to a total sum of $50,000 into shares of Prior BEN Common Stock at a price of $1,00 per share, up to a maximum number of shares equal to 50,000, which option was fully exercised by Genuine Lifetime, LLC on March 15, 2023. Genuine Lifetime, LLC has since assigned its entire equity interest in the Company to a third party.

In May 2022, the parties terminated the M&I Agreement and the Company approved the entry into a Debt Conversion Agreement with Genuine Lifetime, LLC, allowing them to convert up to $0.2 million of the Company’s indebtedness from accrued compensation related to services performed on behalf of the Company into 200,000 Prior BEN Common Stock.

Lucas Consulting Agreement

Pursuant to a consulting agreement dated June 1, 2023 and in exchange for certain consulting, strategic and advisory services previously provided through May 31, 2023, Mr. Lucas received a warrant to purchase 150,000 shares of Prior BEN Common Stock with an exercise price of $10.00 per share. In addition, any future compensation under this consulting agreement will be based on the value of any future transaction approved by the Company and said compensation shall be in the sole discretion of our board of directors.

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

A “Related Person Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s officers or one of the Company’s directors;
●	any person who is known by the Company to be the beneficial owner of more than five percent (5%) of its voting stock;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

Under the Company’s related party transaction policy, if a transaction has been identified as a Related Person Transaction, including any transaction that was not a Related Person Transaction when originally consummated or any transaction that was not initially identified as a Related Person Transaction prior to consummation, the Company’s management must present information regarding the Related Person Transaction to the Company’s audit committee, or, if audit committee approval would be inappropriate, to another independent body of the board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the Related Persons, the benefits to the Company of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, the Company will collect information that the Company deems reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable the Company to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Company’s Code of Business Conduct and Ethics, the Company’s employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering Related Person Transactions, the Company’s audit committee, or other independent body of the board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to the Company;
●	the impact on a director’s independence in the event that the Related Person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a Related Person Transaction, the Company’s audit committee, or other independent body of the Company’s board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the Company’s best interests and those of the Company’s stockholders, as the Company’s audit committee, or other independent body of the Company’s board of directors, determines in the good faith exercise of its discretion.

All of the transactions described in this section were entered into prior to the adoption of this policy.

Item 14. Principal Accounting Fees and Services

Approval of Independent Registered Public Accounting Firm Services and Fees

The following table presents aggregate fees billed to the Company for professional services rendered by L J Soldinger Associates, LLC for the year ended December 31, 2025 and 2024:

	2025	2024
Audit fees	$342,000	405,000
Audit-related fees	36,000	-
Tax fees	-	16,000
	$378,000	$421,000

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

Our Audit Committee is responsible for pre-approving all services provided by our independent registered public accounting firm. All of the above services and fees for 2024 and 2025 were pre-approved by the audit committee DHC, for services provided prior to the Business Combination, and by the Audit Committee of the Company for services provided after the Business Combination.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The exhibits listed below are filed as part of this Report or incorporated herein by reference.

Exhibit	Description
2.1#^	Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023, by and among Brand Engagement Network Inc., BEN Merger Subsidiary Corp., DHC Acquisition Corp and, solely with respect to Section 7.21 and 9.03 thereto, DHC Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2023).
2.2#	Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on October 30, 2024).
2.3	Addendum to Share Purchase and Transfer Agreement, dated February 6, 2025, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on February 12, 2025).
2.4	Addendum II to Share Purchase and Transfer Agreement, dated May 26, 2025, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 30, 2025).
3.1	Certificate of Incorporation of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities Exchange Commission on December 1, 2025).
3.3	Bylaws of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
3.4	Amendment No.1 to Bylaws of Brand Engagement Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities Exchange Commission on November 28, 2025).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and DHC Acquisition Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 5, 2021).
4.2	Registration and Shareholder Rights Agreement, dated March 4, 2021, by and between DHC Acquisition Corp, DHC Sponsor, LLC and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 5, 2021).
4.3	Amended and Restated Registration Rights Agreement, dated March 14, 2024 by and among Brand Engagement Network Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
4.4*	Description of Securities.

10.1	Form of Brand Engagement Network Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.2	Form of Shareholder Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.3†	Brand Engagement Network 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.4†	Brand Engagement Network 2023 Long-Term Incentive Plan - Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.5†	Brand Engagement Network 2023 Long-Term Incentive Plan - Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.6†	Brand Engagement Network 2023 Long-Term Incentive Plan - Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.7†	Brand Engagement Network 2023 Long-Term Incentive Plan - Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.8†	Blockchain Exchange Network, Inc. 2021 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).
10.9†	Form of Stock Option Agreement Under the Blockchain Exchange Network, Inc. 2021 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 12, 2024).
10.10†	Form of Compensatory Warrant (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 12, 2024).
10.11†	Employment Agreement by and between Brand Engagement Network Inc. and Michael Zacharski (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.12†	First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated April 22, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).
10.13†	Second Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated June 28, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on July 11, 2024).
10.14†	First Amendment to Option Agreement, by and between Brand Engagement Network Inc. and Michael Zacharski, dated June 28, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on July 5, 2024).
10.15†	Separation and Release Agreement, dated August 22, 2024, by and between Brand Engagement Network Inc. and Michael Zacharski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 22, 2024).
10.16†	Employment Agreement by and between Brand Engagement Network Inc. and Paul Chang (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).

10.17†	First Amendment to Employment Agreement, by and between Brand Engagement Network Inc. and Paul Chang, dated April 22, 2024 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-278673) filed with the Securities and Exchange Commission on April 22, 2024).
10.18†	Employment Agreement by and between Brand Engagement Network Inc. and Tyler J. Luck (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.19	Letter Agreement, dated March 4, 2021, by and among DHC Sponsor, LLC, DHC Acquisition Corp and its officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 5, 2021).
10.20	Reseller Agreement, dated August 19, 2023, by Brand Engagement Network Inc. and AFG Companies, Inc (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.21	First Amendment to the Exclusive Reseller Agreement, dated February 9, 2024, by Brand Engagement Network Inc. and AFG Companies, Inc (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A (File No. 001-40130) filed with the Securities Exchange Commission on April 22, 2024).
10.22	Form of Reseller Warrant (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 001-40130) filed with the Securities and Exchange Commission on April 12, 2024).
10.23	Subscription Agreement, dated September 29, 2023, by and between Brand Engagement Network Inc. and the subscribers listed therein (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.24	Subscription Agreement, dated September 7, 2023, by and between Brand Engagement Network Inc. and the subscribers listed therein (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
10.25	Brand Engagement Network Inc. Convertible Promissory Note, dated April 12, 2024, by and between Brand Engagement Network Inc. and J.V.B. Financial Group, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 001-40130) filed with the Securities and Exchange Commission on April 12, 2024).
10.26^	Securities Purchase Agreement, dated May 28, 2024, by and between the Company and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 29, 2024).
10.27	Letter Agreement to Exercise Warrants, dated May 28, 2024, by and between the Company and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 29, 2024).
10.28^	Securities Purchase Agreement, dated July 1, 2024, by and between the Company and that certain purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on July 5, 2024).
10.29^	Securities Purchase Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).
10.30	Amendment No. 1 to Securities Purchase Agreement, dated October 5, 2024, by and among Brand Engagement Network Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on October 7, 2024).
10.31^	Share Assignment and Lockup Release Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc., certain members of DHC Sponsor, LLC, certain other existing stockholders and affiliates of the Company signatory thereto and certain purchasers identified on the exhibits thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).

10.32^	Warrant Purchase Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc. and each of the warrantholders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).
10.33	Form of Letter Agreement, dated August 26, 2024, by and among Brand Engagement Network Inc. and certain members of DHC Sponsor, LLC and certain other existing stockholders and affiliates of the Company signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on August 26, 2024).
10.34^	Warrant Exercise and Release Agreement, dated January 13, 2025, by and among Brand Engagement Network Inc. and certain purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on January 14, 2025).
10.35	Line of Credit Agreement, dated June 5, 2025, by and among Brand Engagement Network Inc. and Corps Capital Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on June 10, 2025).
10.36†^	Redacted Shareholder Agreement, effective October 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on November 10, 2025).
10.37†^	Redacted Reseller Agreement, effective October 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on November 10, 2025).
10.38	Debt Conversion Agreement, effective December 17, 2025, between Brand Engagement Network, Inc. and BEN Capital Fund 1 LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on December 18, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 31, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
23.1*	Consent of L.J. Soldinger and Associates, independent registered accounting firm for the Company.
31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).
101*	The following financial information from Brand Engagement Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

BRAND ENGAGEMENT NETWORK INC.

Dated: April 15, 2026	By:	/s/ Tyler Luck
Tyler Luck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Tyler Luck	Chief Executive Officer and Director	April 15, 2026
Tyler Luck	(Principal Executive Officer)

/s/ Walid Khiari	Chief Financial Officer & Chief Operating Officer	April 15, 2026
Walid Khiari	(Principal Financial Officer)

/s/ Jon Leibowitz	Director	April 15, 2026
Jon Leibowitz

/s/ Ruy Carrasco	Director	April 15, 2026
Ruy Carrasco

/s/ Thomas Morgan, Jr.	Director	April 15, 2026
Thomas Morgan, Jr.

/s/ Richard Isaacs	Director	April 15, 2026
Richard Isaacs

