Form 10-Q
period 2026-03-31
Brand Engagement Network Inc.
filed 2026-05-15
CIK 1838163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, 6,507,687 shares of the Issuer’s common stock, $0.0001 par value per share, and 1,644,096 public warrants representing the right to acquire one share of the Issuer’s common stock for $0.16, were outstanding.

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

Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that may be outside of our control could cause actual results to differ materially from those anticipated in such statements, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein:

●	our ability to develop and attain market acceptance for our products and services;
●	our ability to maintain the listing of our securities on the Nasdaq Stock Market (“Nasdaq”);
●	cybersecurity risks that may affect us directly or may impact us indirectly by virtue of their effects on our clients, markets or vendors, including our ability to identify and address cybersecurity risks, including those posed by the increasing use of artificial intelligence (such as, but not limited to, ransomware, data security breaches, “denial of service” attacks, “hacking” and identity theft) affecting us, our clients, and our third-party vendors and service providers;
●	the attraction and retention of qualified directors, officers, employees and key personnel;
●	our need for additional capital and whether additional financing will be available on favorable terms, or at all;
●	the lack of a market for our Common Stock and Public Warrants and the volatility of the market price and trading price for our Common Stock and Public Warrants;
●	our ability to meet the conditions to close, including the raising of sufficient financing to fund our pending acquisition (the “Cataneo Acquisition”) of Cataneo Gmbh (“Cataneo”), our ability to pay down payments in accordance with the purchase agreement and our ability to integrate and realize the anticipated benefits of the Cataneo Acquisition;
●	the impact of lawsuits and other litigation matters on our business;
●	our limited operating history;
●	the length of our sales cycle and the time and expense associated with it;
●	our ability to grow our customer base;
●	our dependence upon third-party service providers for certain technologies;
●	competition from other companies offering artificial intelligence products that have greater resources, technology, relationships and/or expertise;
●	our ability to compete effectively in a highly competitive market;
●	our ability to protect and enhance our corporate reputation and brand;
●	our ability to hire, retain, train and motivate qualified personnel and senior management and our ability to deploy our personnel and resources to meet customer demand;
●	our ability to grow through acquisitions and successfully integrate any such acquisitions;
●	the impact from future regulatory, judicial, and legislative changes in our industry;
●	increases in costs, disruption of supply or shortage of materials, which could harm our business;
●	our ability to successfully maintain, protect, enforce and grow our intellectual property rights;
●	our future financial performance, including the ability of future revenues to meet projected annual bookings;
●	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;
●	our ability to generate sufficient revenue from each of our revenue streams; and
●	other risks, uncertainties and factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”).

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

Part I. Financial Information

Item 1. Financial Statements

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025**
ASSETS
Current assets
Cash and cash equivalents	$1,801,011	$172,124
Accounts receivable, net of allowance	130,415	250,120
Prepaid and other current assets	1,665,548	1,213,777
Total current assets	3,596,974	1,636,021

Property and equipment, net	278,777	287,073
Intangible assets, net	12,151,882	13,050,901
Right of use asset	282,859	329,505
Total assets	$16,310,492	$15,303,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,361,217	$5,042,010
Accrued expenses	3,872,270	3,666,784
Short-term debt	318,521	1,342,352
Convertible debt	760,000	760,000
Total current liabilities	8,312,008	10,811,146

Lease liability, non-current	289,136	309,752
Warrant liabilities	427,465	721,758
Total liabilities	9,028,609	11,842,656

Commitments and contingencies (Note I)	-	-

Stockholders’ equity
Preferred stock par value $0.0001 per share, 1,000,000 shares authorized, none designated. No shares issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock par value of $0.0001 per share, 75,000,000 shares authorized; 6,491,925 shares issued and outstanding as of March 31, 2026, 5,783,524 shares issued and outstanding as of December 31, 2025 (*)	649	578
Additional paid-in capital	65,984,795	59,102,850
Accumulated deficit	(58,703,561)	(55,642,584)
Total stockholders’ equity	7,281,883	3,460,844
Total liabilities and stockholders’ equity	$16,310,492	$15,303,500

(*)	Adjusted retroactively for reverse stock split, see Note G
(**)	Derived from the audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2026	2025
Revenue	$104,311	$10,000

Operating expenses
General and administrative expenses	2,363,904	3,214,189
Research and development	26,944	10,697
Depreciation and amortization	1,047,411	939,206
Total operating expenses	3,438,259	4,164,092

Loss from operations	(3,333,948)	(4,154,092)

Other income (expense)
Interest expense, net	(57,607)	(125,042)
Change in fair value of warrant liabilities	294,293	614,892
Gain on debt extinguishment	89,340	-
Other income (expense), net	(6,066)	54,012
Total other income, net	319,960	543,862

Loss before income tax expense	(3,013,988)	(3,610,230)
Income tax expense	(46,989)	-
Net loss	$(3,060,977)	$(3,610,230)

Net loss per common share, basic and diluted (*)	$(0.51)	$(0.90)
Weighted average number of common shares outstanding, basic and diluted (*)	5,967,831	4,014,036

(*)	Adjusted retroactively for reverse stock split, see Note G

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	-	$-	5,783,524	$578	$59,102,850	$(55,642,584)	$3,460,844
Sale of common stock	-	-	30,752	3	1,542,979	-	1,542,982
Stock issued in conversion of convertible notes	-	-	28,871	3	391,032	-	391,035
Stock issued for Standby Equity Purchase Agreement liability	-	-	-	-	183,895	-	183,895
Warrant exercises	-	-	646,059	65	4,447,069	-	4,447,134
Stock-based compensation	-	-	-	-	112,000		112,000
Stock issued in settlement of liabilities	-	-	2,719	-	204,970	-	204,970
Net loss	-	-	-	-	-	(3,060,977)	(3,060,977)
Balance, March 31, 2026	-	$-	6,491,925	$649	$65,984,795	$(58,703,561)	$7,281,883

	Preferred Stock		Common stock (*)		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	-	$-	3,816,899	$382	$49,661,259	$(47,017,149)	$2,644,492
Sale of common stock	-	-	118,643	12	1,325,530	-	1,325,542
Stock issued in conversion of convertible notes	-	-	31,667	3	379,997	-	380,000
Stock issued for Standby Equity Purchase Agreement liability	-	-	64,357	6	432,476	-	432,482
Warrant exercises	-	-	78,713	8	1,499,542	-	1,499,550
Stock-based compensation, including vested restricted shares	-	-	22,359	2	374,924	-	374,926
Stock issued in settlement of liabilities	-	-	58,803	6	265,488	-	265,494
Net loss	-	-	-	-	-	(3,610,230)	(3,610,230)
Balance, March 31, 2025	-	$-	4,191,441	$419	$53,939,216	$(50,627,379)	$3,312,256

(*)	Adjusted retroactively for reverse stock split, see Note G

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,060,977)	$(3,610,230)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	1,047,411	939,206
Change in fair value of warrant liabilities	(294,293)	(614,892)
Equity based compensation	112,000	369,601
Non-cash interest expense	57,607	86,042
Reduction in the right of use asset	46,646	43,141
Changes in operating assets and liabilities:
Accounts receivable	119,705	(10,000)
Prepaid and other current assets	(451,771)	(558,402)
Accounts payable	(1,680,793)	903,961
Accrued expenses	400,384	(88,927)
Lease liability	(20,616)	(87,362)
NET CASH USED IN OPERATING ACTIVITIES	(3,724,697)	(2,627,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	8,297	-
Capitalized internal-use software costs	(148,392)	(110,274)
NET CASH USED IN INVESTING ACTIVITIES	(140,095)	(110,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from option and warrant exercises	4,447,134	1,499,550
Repayments of short term debt	(50,000)	-
Repayment of note payable	(630,332)	-
Proceeds from the sale of common stock	1,542,982	1,325,542
Proceeds from Standby Equity Purchase Agreement liability	183,895	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,493,679	2,825,092

Net change in cash and cash equivalents	1,628,887	86,956
Cash, beginning of period	172,124	149,273
Cash, end of period	$1,801,011	$236,229

SUPPLEMENTAL NON-CASH DISCLOSURES
Issuance of common stock for Standby Equity Purchase Agreement liability	$-	$432,482
Stock-based compensation capitalized as part of capitalized software costs	$-	$5,325
Settlement of liabilities into common shares	$204,970	$265,494
Conversion of convertible notes into common shares	$391,035	$380,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND GOING CONCERN

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

The Company is an artificial intelligence (“AI”) platform provider, designed to interface with emerging technologies, including blockchain, internet of things, and cloud computing, that drives digital transformation across various industries. BEN offers a suite of configured and customizable applications, including natural language processing, anomaly detection, encryption, recommendation engines, sentiment analysis, image recognition, personalization, and real-time decision-making. These applications help companies improve customer experiences, optimize cost drivers, mitigate risks, and enhance operational efficiency.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had an accumulated deficit of $58,703,561, and during the three months ended March 31, 2026, a net loss of $3,060,977 and net cash used in operating activities of $3,724,697. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash and cash equivalents and proceeds from the May SPA, August SPA, and Yorkville Promissory Note (Note G) will be insufficient to meet its anticipated cash requirements for at least the next 12 months from the date the unaudited, condensed consolidated financial statements are issued. The Company will need to raise additional capital to continue to fund operations and product research and development. The Company believes that it will be able to obtain additional working capital through equity financings, additional debt, or other arrangements to fund future operations, and it intends to raise capital through equity or debt investments in the Company by third parties. However, the Company cannot conclude these are probable of being implemented or, if probable of being implemented, being in sufficient enough amounts to satisfy the Company’s contractual amounts as they presently exist that are coming due over the next 12 months as of the date of this filing.

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

The unaudited, condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Results

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited financial statements and the notes thereto as of and for the year ended December 31, 2025 found in the 2025 Annual Report. The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all normal, recurring adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2025 are found in the 2025 Annual Report.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results and outcomes could differ significantly from the Company’s estimates, judgments, and assumptions. Significant estimates in the Company’s unaudited, condensed consolidated financial statements include, but are not limited to, assumptions used to measure stock-based compensation, useful lives and impairment of intangible assets, warrant liabilities, and derivative liabilities.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The Company views its operations as, and manages its business in, one operating and reporting segment.

The accounting policies of its segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the unaudited, condensed consolidated balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company.

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

Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of March 31, 2026 and December 31, 2025 are $130,415 and $250,120, respectively, net of an allowance for expected credit losses amounting to zero, respectively.

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three months ended March 31, 2026 or 2025.

In-Process Research and Development

The fair value of in-process research and development (“IPR&D”) acquired in an asset acquisition, that has been determined to have alternative future uses in accordance with ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), is capitalized as an indefinite-lived intangible asset until the completion of the related research and development activities in accordance with ASC 350 or the determination that impairment is necessary. If the related research and development is completed, the asset is reclassified as a definite-lived asset at the time of completion and is amortized over its estimated useful life as research and development costs in accordance with ASC 730-10-25-2(c) and ASC 350. During the second quarter of 2024, the Company’s IPR&D was completed and reclassified as a definite-lived asset and began amortizing over its estimated useful life of 5 years.

During the three months ended March 31, 2026 and 2025, the Company did not recognize an impairment charge related to its indefinite-lived IPR&D.

Research and Development Costs

Costs incurred in connection with research and development activities are expensed as incurred. These costs include rent for facilities, hardware and software equipment costs, employee related costs, consulting fees for technical expertise, prototyping, and testing.

Stock-Based Compensation

The Company recognizes stock-based compensation for stock-based awards (including stock options, restricted stock units, and restricted stock awards) in accordance with ASC Topic 718, Compensation - Stock Compensation. Determining the appropriate fair value of stock-based awards requires numerous assumptions, some of which are highly complex and subjective. The Company estimates the fair value of its stock option and warrant awards on the grant date using the Black-Scholes option-pricing model. The fair value of each restricted stock award is measured as the fair value per share of the Company’s Common Stock at the date of grant.

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

The Black-Scholes model assumptions are further described below:

●	Common stock - the fair value of the Company’s Common Stock.
●	Expected Term - The expected term of employee options with service-based vesting is determined using the “simplified” method, as prescribed in the SEC’s Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of nonemployee options is equal to the contractual term.
●	Expected Volatility - The Company lacks its own historical stock data. Therefore, it estimates its expected stock volatility based primarily on the historical volatility of a publicly traded set of peer companies.
●	Risk-Free Interest Rate - The Company bases the risk-free interest rate on the U.S. Treasury yield curve commensurate with the expected term of each option.
●	Expected Dividend -The Company has never declared or paid any cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Cash and Cash Equivalents

The Company considers all highly-liquid investments, readily convertible to cash, and which have a remaining maturity date of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents are recorded at fair value and are held for the purpose of meeting short-term liquidity requirements, rather than for investment purposes. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. As of March 31, 2026, cash and cash equivalents in excess of federally insured limits was $1,381,549.

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

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the three months ended March 31, 2026 or 2025.

Leases

The Company determines whether an arrangement is or contains a lease, its classification, and its term at the lease commencement date. Leases with a term greater than one year will be recognized on the unaudited, condensed consolidated balance sheet as right-of-use (“ROU”) assets, current lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU assets are recorded based on the present values of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. Payments for non-lease components or that are variable in nature that do not depend on a rate or index are not included in the lease liability and are typically expensed as incurred. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the ROU assets. Lease expense is recognized on a straight-line basis over the expected lease term for operating classified leases.

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within the unaudited, condensed consolidated statement of operations. Foreign currency transaction gains and losses were not material for the three months ended March 31, 2026 and 2025.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments under ASC 820, Fair Value Measurements (“ASC 820”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$-	$268,189	$-
Warrant liabilities - Private Placement Warrants	-	159,276	-
Total Warrant Liabilities	$-	$427,465	$-

	Fair value measurement at reporting date using
December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$-	$452,826	$-
Warrant liabilities - Private Placement Warrants	-	268,932	-
Total Warrant Liabilities	$-	$721,758	$-

The fair value of the Public Warrants and Private Placement Warrants is estimated based on the closing price of the Public Warrants, an observable market quote but is classified as a Level 2 fair value measurement due to the lack of an active market.

Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the periods. Diluted loss per common share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the loss of the Company. In computing diluted loss per common share, the treasury stock method assumes that outstanding instruments are exercised/converted, and the proceeds are used to purchase Common Stock at the average market price during the periods. Instruments may have a dilutive effect under the treasury stock method only when the average market price of the Common Stock during the period exceeds the exercise price/conversion rate of the instruments. The Company accounts for stock issued in spin-out transactions and consummations of mergers of entities under common control retrospectively. For diluted net loss per common share, the weighted-average number of shares of Common Stock is the same for basic net loss per common share due to the fact that when a net loss exists, potentially dilutive securities are not included in the calculation when the impact is anti-dilutive.

The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	March 31, 2026	December 31, 2025
Unvested restricted shares	-	-
Options	1,386,400	1,386,400
Warrants	15,794,903	16,440,962
Convertible note (as converted)	604,463	633,334
Total	17,785,766	18,460,696

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

NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Security deposits	$107,226	$107,226
Cataneo GmbH deposit	650,000	550,000
Prepaid VAT	1,993	1,993
Prepaid professional fees	483,804	424,835
Prepaid insurance	376,262	99,437
Other	46,263	30,286
Prepaid expenses and other current assets	$1,665,548	$1,213,777

NOTE D - PROPERTY AND EQUIPMENT, NET

Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from 5 to 10 years.

Property and equipment consists of the following:

	March 31, 2026	December 31, 2025
Equipment	$676,785	$676,785
Furniture	13,591	13,591
Capitalized software	240,515	240,515
Total	930,891	930,891
Accumulated depreciation and amortization	(652,114)	(643,818)
Property and equipment, net of accumulated depreciation and amortization	$278,777	$287,073

For the three months ended March 31, 2026 and 2025, depreciation and amortization of property and equipment totaled $8,296 and $8,295, respectively.

NOTE E - INTANGIBLE ASSETS

The following table summarizes intangible assets included on the unaudited, condensed consolidated balance sheets:

	March 31, 2026
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,265,268	$(693,790)	$571,478
In-process research and development	18,692,109	(7,111,705)	11,580,404
Total	$19,957,377	$(7,805,495)	$12,151,882

	December 31, 2025
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,264,752	$(658,522)	$606,230
Developed technology	18,552,529	(6,107,858)	12,444,671
Total	$19,817,281	$(6,766,380)	$13,050,901

Total amortization expense including amortization related to developed technology was $1,039,115 and $93,911 for the three months ended March 31, 2026 and 2025, respectively.

Future amortization of intangible assets are estimated to be as follows:

Remainder of 2026	$3,227,227
2027	3,841,103
2028	3,698,532
2029	1,305,649
2030	79,371
$12,151,882

NOTE F - DEBT

Convertible Notes

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) in the principal amount of $1,900,000 (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1,900,000 related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interest will accrue at the fixed rate of 8% per annum on the outstanding principal amount until the Cohen Convertible Note is paid in full. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time or from time to time without penalty or premium. The Company may be required to prepay all or a portion of the Cohen Convertible Note upon the consummation of certain capital raising activities as described therein. The maturity date of the Cohen Convertible Note was March 14, 2025. During the three months ended March 31, 2026, the Company recognized $46,480 in interest expense related to the Cohen Convertible Note. As of March 31, 2026, the Company was in default of the Cohen Convertible Note. As of the date of this filing, Company management is in the process of negotiating with Cohen and Cohen has not initiated any actions against the Company.

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

Short-Term Loans

As of March 31, 2026, the Company had a short-term loans with an outstanding principal balance of $368,520. During the three months ended March 31, 2026, the Company repaid $50,000 in cash. The remaining unpaid balance, including interest, was $318,520 which remains outstanding as of March 31, 2026. The loan bears interest at a rate of 12% per annum and mature upon demand.

NOTE G - STOCKHOLDERS’ EQUITY

In December 2025, the Company effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts in these financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

On May 28, 2024, the Company entered into a Securities Purchase Agreement (the “May SPA”) with certain investors (the “May Purchasers”), pursuant to which the Company agreed to issue and sell to the May Purchasers an aggregate of 198,000 shares of Common Stock of the Company at a price per share of $25.00 and an aggregate of 396,000 warrants to purchase 396,000 shares of Common Stock, which was divided into two tranches consisting of (i) 198,000 warrants immediately exercisable for a term of one year from (the “May One-Year Warrants”) and (ii) 198,000 warrants immediately exercisable for a term of five years (the “May Five-Year Warrants,” together with the May One-Year Warrants, the “May Warrants”), each with an exercise price of $25.00 per share, subject to customary adjustments, for an aggregate purchase price of $4,950,000.

On May 30, 2024, the Company issued to the May Purchasers an aggregate of 20,000 Shares and 40,000 Warrants (consisting of 20,000 One-Year Warrants and 20,000 Five-Year Warrants) for an aggregate gross proceeds of $500,000. Upon the issuances of such shares of Common Stock, an aggregate of 126,000 May One-Year Warrants and 126,000 May Five-Year Warrants were issued to the May Purchasers and were immediately exercisable. The remaining shares were issued to an escrow account and such shares along with the May Warrants remain in escrow until the conditions in the May SPA are satisfied. The May Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $25.00 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the May Purchasers. If a May Purchaser fails to pay its required funding by the respective deadline, the May Purchaser’s entire commitment under the May SPA will become immediately due and payable. During the three months ended March 31, 2026, the Company issued 33,000 shares of Common Stock to the May Purchasers for proceeds of approximately $750,000. As of December 31, 2025, 190,130 May One-Year Warrants and 125,160 May Five-Year Warrants are outstanding.

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 12,000 shares of Common Stock at a price per share of $25.00 and an aggregate of 24,000 warrants, consisting of (i) 12,000 warrants with a term of one year and (ii) 12,000 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $25.00 per share. As of March 31, 2026, all 24,000 warrants remain outstanding.

On August 26, 2024, the Company entered into a Securities Purchase Agreement (the “August SPA”) with certain investors (the “August Purchasers”), pursuant to which the Company will issue and sell an aggregate of 118,500 shares of the Company’s Common Stock at a price per share of $50.00, for an aggregate purchase price of $5,925,000.

In connection with the August SPA, on August 26, 2024 (the “Assignment Effective Date”), the Company entered into that certain share assignment and lockup release agreement (the “Assignment Agreement”) with certain members of Sponsor and certain other existing stockholders and affiliates of the Company (collectively, the “Sponsor Members” and each a “Sponsor Member”) and the August Purchasers, pursuant to which, as an inducement to enter into the August SPA, the August Purchasers assumed, all of the Sponsor Members’ rights, title and interest in an aggregate of 118,500 shares of Common Stock (the “Sponsor Securities”) held by Sponsor on their behalf as of the Assignment Effective Date (the “Assignment”). In exchange for the Assignment by the Sponsor Members of the Sponsor Securities to the August Purchasers, the Company agreed to release 125,250 shares of Common Stock from certain restrictions on transfer contained in either a (i) prior letter agreement by and among the Company’s predecessor, DHC, Sponsor and the other signatories thereto or (ii) in certain lockup agreements executed by certain of the Sponsor Members in connection with the consummation of the Company’s prior business combination. The Sponsor Members transferred an aggregate of 118,500 Sponsor Securities into an escrow account. The Sponsor Securities are released from the escrow account on a pro rata basis upon the making of the required fundings on the terms and conditions described in the August SPA. In the event an August Purchaser fails to make required funding contemplated by the August SPA, a pro rata portion of the Sponsor Securities shall be released from the escrow account to the Company and the Company will cancel such Sponsor Securities.

On August 30, 2024, in connection with the August SPA and the Assignment Agreement, the Company issued to the August Purchasers an aggregate of 10,000 shares for an aggregate gross proceeds of $500,000. The remaining shares were issued to an escrow account and such shares remain in escrow until the conditions in the August SPA are satisfied. The August Purchasers are required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the August SPA ending on April 5, 2025.

For every $50.00 paid to the Company, the Company will release one share of Common Stock under the August SPA and one share of Common Stock under the Assignment Agreement to the August Purchasers. If an August Purchaser fails to pay its required funding by the respective deadline, the investor’s entire commitment under the August SPA will become immediately due and payable. As of March 31, 2026, the Company has experienced delays in funding from one of the investors under the August SPA in the aggregate amount of $0.2 million. The Company is uncertain and cannot guarantee whether such amounts or any future required fundings by investors will be made.

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 11,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 96,000 shares of Common Stock at an exercise price of $50.00 per share in exchange for certain holders of Common Stock contributing 118,500 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 107,500 shares of Common Stock remain in such escrow account as of March 31, 2026.

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

On January 29, 2026, the Company satisfied its remaining obligations under the May 2023 Asset Purchase Agreement by completing a final payment of $0.6 million to Hana Bank (South Korea). Additionally, during the quarter ended March 31, 2026, the Company completed $0.8 million in debt-to-equity conversions, further reducing outstanding liabilities.

On March 25, 2026, the Company closed a $1.5 million private placement with Ben Capital Fund I, LLC at a price of $63.25 per share. During the quarter, the Company also received approximately $4.5 million in cash proceeds from the exercise of outstanding warrants.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 1,031,495 Public Warrants and 612,601 Private Placement Warrants, which are all outstanding as of March 31, 2026 and December 31, 2025. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $115.00 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

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

NOTE H -EQUITY-BASED COMPENSATION

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

2024 Long-Term Incentive Plan

In connection with the Closing, the 2024 Long-Term Incentive Plan (the “2024 Plan”) became effective. The 2024 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2024 Plan is administered by the Board of Directors. The 2024 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2024 Plan may total up to 2,942,245 shares of Common Stock. As of March 31, 2026 and December 31, 2025, 26,616 shares remained available for grant under the 2024 Plan.

NOTE I - RELATED PARTY TRANSACTIONS

On August 19, 2023, the Company entered into the Reseller Agreement, providing for, among other things, AFG to act as the Company’s exclusive reseller of certain products on terms and conditions set forth therein and, as partial consideration to AFG for such services, the Company issued 175,000 shares of Common Stock with an aggregate fair value of $13,475,000 based on the closing stock price on the date of the Merger. Additionally, the Company issued AFG a warrant to purchase up to 375,000 shares of Common Stock, with each warrant exercisable for one share of Common Stock at an exercise price of $100.00 and a fair value of $25.20 per warrant (Note G). The Company terminated the Reseller Agreement in January 2025, resulting in the forfeiture of the 375,000 warrants.

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of March 31, 2026 and December 31, 2025, there were no amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

The Company has satisfied all obligations pursuant to the employment agreement with Mr. Chang through the date of his termination as chief executive officer, but is still negotiating his release agreement.

Skye LATAM

In October 2025, the Company entered into an exclusive reseller agreement (the “Agreement”) with Skye Inteligencia LATAM (“Skye”), pursuant to which the Company granted Skye the exclusive right to market and resell certain of the Company’s services. In connection with the Agreement, the Company received a contingent preferred equity interest in Skye and a 25% common stock interest in Skye, and is entitled to a 35% share of Skye’s future net revenues derived from the resold services. As Skye was a newly formed entity with no operations or revenue history at the time the Agreement was executed, the Company determined that collectability of substantially all consideration was not probable at inception and, accordingly, the Agreement did not meet the criteria for recognition under ASC 606. The preferred equity interest has been recorded as an equity security under ASC 321 with nominal value, and the 25% common stock interest, which had nominal value at the date of the Agreement, is accounted for under the equity method in accordance with ASC 323. Revenue attributable to the 35% revenue share will be recognized as the related sales occur in accordance with ASC 606.

Africa Licensing Agreement

On January 20, 2026, the Company executed a licensing partnership with Valio Technologies (Pty) Ltd. This agreement facilitates the Company’s entry into the African market and includes a clinical AI pilot at Nelson Mandela University to evaluate the ELM™ technology in regulated healthcare and academic environments. Under the terms of the agreement, the Company maintains a 25% equity interest in the regional venture and a 35% recurring revenue share.

NOTE K - SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 15, 2026, which represents the date the financial statements were available to be issued, and no events, other than those discussed below, have occurred through that date that would impact the unaudited, condensed consolidated financial statements.

On April 21, 2026, the Company was granted U.S. Patent No. 12,581,163, titled “Systems and Methods for Delivering User-Specific Messages.” The patent encompasses systems designed to interpret user intent and execute automated actions across integrated data systems in real-time environments.

On April 21, 2026, the Company entered into a letter agreement with HighTide Energy, Inc. d/b/a Accelevate Solutions (“Accelevate”), a provider of AI-driven fleet management and infrastructure solutions, regarding a strategic investment and commercial collaboration. Subsequently, on May 7, 2026, following the completion of due diligence, the Company executed two definitive Reseller Agreements with Accelevate. These agreements provide the Company with exclusive reseller rights in Mexico for a five-year term and global reseller rights (excluding Mexico and Latin America) for its AI technology, with the Company entitled to 35% of gross revenue from sales. Additionally, the Company completed a $1,000,000 strategic minority investment in Accelevate’s common stock, securing 100% warrant coverage, a board seat, and a right of first refusal for future acquisition.

On April 30, 2026, the Company entered into a definitive agreement to acquire Munich-based Cataneo GmbH (“Cataneo”), a provider of advertising management software and media broadcast solutions. The transaction allows the Company to apply its AI technology to live media systems, enhancing how advertisers and media companies handle monetization and engagement. The transaction is expected to close on or about June 30, 2026, subject to customary closing conditions. The transaction is valued at approximately $19.5 million, with payment in a combination of cash and equity. BEN has already advanced $1.0 million, and the Company has secured capital commitments of $8 million to fund the remaining cash consideration, $500,000 of which has funded via the sale of common stock at a price of $39.59 per share and warrants exercisable in one year for $39.59 per share of common stock and the remainder of which will fund prior to closing. Approximately $10.5 million of the consideration will be delivered in BEN common stock, priced at the 20-day volume-weighted average price of $39.59 per share - which represents a premium to BEN’s recent trading levels. This structure eliminates reliance on discounted or dilutive capital and underscores BEN’s disciplined execution and strong balance-sheet focus.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes related thereto which are included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “BEN” refer to Brand Engagement Network Inc., a Delaware corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”) and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Report.

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

Recent Events

During the quarter ended March 31, 2026, Brand Engagement Network Inc. (the “Company”) implemented a comprehensive realignment of its financial and operational framework. Management initiated a strategic program directed at the systematic retirement of legacy reorganization liabilities. These strategic actions, combined with debt conversions, resulted in a $2,814,047 reduction of the Company’s total liabilities compared to the quarter ended March 21, 2025.

Operational Results and Strategic Milestones:

Africa Licensing Agreement: On January 20, 2026, the Company executed a licensing partnership with Valio Technologies (Pty) Ltd. This agreement facilitates the Company’s entry into the African market and includes a clinical AI pilot at Nelson Mandela University to evaluate the ELM™ technology in regulated healthcare and academic environments. Under the terms of the agreement, the Company maintains a 25% equity interest in the regional venture and a 35% recurring revenue share.

Settlement of Legacy Debt and Conversions: On January 29, 2026, the Company satisfied its remaining obligations under the May 2023 Asset Purchase Agreement by completing a final payment of $630,332.46 to Hana Bank (South Korea). Additionally, during the quarter ended March 31, 2026, the Company completed $596,005 in debt-to-equity conversions, further reducing outstanding liabilities.

Termination of Financing Facility: On February 4, 2026, the Company formally terminated its $50 million Standby Equity Purchase Agreement (SEPA) facility to further streamline its capital structure.

Commercial Deployment: On March 2, 2026, the Company’s AI Concierge transitioned from pilot phase to active guest-facing deployment at the Seven Visions Resort & Places, The Dvin. This deployment serves as a commercial validation of the Engagement Language Model (ELM™) within the hospitality sector.

Private Placement and Warrant Activity: On March 25, 2026, the Company closed a $1.518 million private placement with Ben Capital Fund I, LLC at a price of $63.25 per share. During the quarter, the Company also received approximately $4.47 million in cash proceeds from the exercise of outstanding warrants.

Leadership Transition: Effective March 31, 2026, Jon Leibowitz was appointed as Chairman of the Board of Directors, succeeding Bernard Puckett. Mr. Leibowitz previously served as the Chairman of the Federal Trade Commission (FTC) and as a senior partner at Davis Polk & Wardwell LLP. The Board believes his extensive experience in regulatory policy, consumer protection, and corporate governance supports the Company’s strategic focus on privacy and enterprise-grade AI security. This transition was part of a planned governance update and did not result from any disagreement regarding the Company’s operations or policies.

Financing Registration Statements

We currently do not have an effective registration statement on file with the Securities and Exchange Commission other than our Registration Statement on Form S-8 (File No. 333-292748) and our Registration Statement on Form S-4 (file No. 333-275058) filed with the SEC on January 15, 2026.

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

Components of Results of Operations

Operating expenses

General and administrative expenses

General and administrative expenses consist of employee-related expenses including salaries, benefits, and stock-based compensation as well as fees paid for legal, accounting and tax services, consulting fees and facilities costs not otherwise included in research and development expense. We have and expect to further incur significant expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	For the three months ended March 31,
	2026	2025	Increase (Decrease) $
Revenue	$104,311	$10,000	$94,311

Operating expenses
General and administrative expenses	2,363,904	3,214,189	(850,285)
Research and development	26,944	10,697	16,247
Depreciation and amortization	1,047,411	939,206	108,205
Total operating expenses	3,438,259	4,164,092	(725,833)

Loss from operations	(3,333,948)	(4,154,092)	820,144

Other income (expense)
Interest expense, net	(57,067)	(125,042)	67,435
Change in fair value of warrant liabilities	294,293	614,892	(320,599)
Gain (loss) on debt extinguishment	89,340	-	89,340
Other income (expense), net	(6,066)	54,012	(60,078)
Total other income, net	319,960	543,862	(2,23,902)

Loss before income tax benefit	(3,013,988)	(3,610,230)	596,242
Income tax benefit (expense)	(46,989)	-	(46,989)
Net loss	$(3,060,977)	$(3,610,230)	$549,253

Revenues

During the three months ended March 31, 2026 and 2025, revenue was immaterial.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 were approximately $2.4 million, decrease of approximately $0.8 million, compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease of $0.2 million in professional fees, a decrease of in employee related costs of $0.5 million, and by a decrease in insurance of $0.1 million. We have only recently begun to raise proceeds through the offering of our Common Stock and convertible notes to investors and therefore expect, in the near term at a minimum, to continue to utilize the issuance of equity based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses

Depreciation and amortization expenses for the three months ended March 31, 2026 were approximately $1.0 million, an increase of approximately $0.1 million, compared to the three months ended March 31, 2025. The increase was primarily due to dates assets placed in service.

Research and development expenses

Research and development expenses for the three months ended March 31, 2026 were approximately $0.02, an increase of approximately $0.01 million, compared to the three months ended March 31, 2025. The increase in research and development expenses were primarily due to consulting related expenses.

Change in fair value of warrant liabilities

Change in fair value of the warrant liabilities for the three months ended March 31, 2026 was approximately $0.3 million associated with the non-cash charge for changes in the fair value of the warrant liabilities that is subject to re-measurement at each balance sheet date. The change in the fair value of the warrant liabilities was minimal during the three months ended March 31, 2025.

Liquidity and Capital Resources

Capital Resources and Available Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had an accumulated deficit of $58,703,561, a net loss of $3,060,977 and net cash used in operating activities of $4,467,029 during the three months ended March 31, 2026. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the three months ended March 31,
	2026	2025
Cash used in operating activities	$(3,724,697)	$(2,627,862)
Cash used in investing activities	(140,095)	(110,274)
Cash provided by financing activities	5,493,679	2,825,092
Net decrease in cash and cash equivalents	$1,628,887	$86,956

Operating activities

Cash used in operating activities was approximately $3.7 million during the three months ended March 31, 2026 primarily due to our net loss of approximately $3.1 million. The net loss included non-cash charges of approximately $0.9 million, which consisted of approximately $1.0 million of depreciation and amortization expense, and noncash interest expense, partially offset by $0.3 million gain due to the change in fair value of warrant liabilities. The net cash outflow of approximately $2.2 million from changes in our operating assets and liabilities was primarily due to a decrease in accounts payable of $1.6 million, offset by an increase in prepaid expense and other current assets of $0.5 million and a decrease in operating lease liability of $0.0 million.

Cash used in operating activities was approximately $2.6 million during the three months ended March 31, 2025 primarily due to our net loss of approximately $3.6 million. The net loss included non-cash charges of approximately $0.8 million, which consisted of approximately $0.9 million of depreciation and amortization expense, $0.4 million in equity-based compensation expense, including the issuance of restricted shares, and noncash interest expense, partially offset by $0.6 million gain due to the change in fair value of warrant liabilities. The net cash inflow of approximately $0.2 million from changes in our operating assets and liabilities was primarily due to an increase in accounts payable of $0.9 million, offset by an increase in prepaid expense and other current assets of $0.6 million and a decrease in operating lease liability of $0.1 million.

Investing activities

Cash used in investing activities during the three months ended March 31, 2026 was approximately $0.1 million, which consisted primarily of capitalized internal-use software costs.

Cash used in investing activities during the three months ended March 31, 2025 was approximately $0.2 million, which consisted primarily of capitalized internal-use software costs.

Financing activities

Cash provided financing activities during the three months ended March 31, 2026 was approximately $5.5 million, which consisted of proceeds received from the proceeds from warrant exercises

Cash provided financing activities during the three months ended March 31, 2025 was approximately $2.8 million, which consisted of proceeds received from the sale of Common Stock and proceeds from warrant exercises.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, found in our 2025 Annual Report.

Recent Accounting Pronouncements

See Note B to our consolidated financial statements, found in our 2025 Annual Report for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2026, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed in the 2025 Report, the Company disclosed a material weakness in internal controls over financial reporting. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the lack in investment of resources into accounting and reporting functions to properly account for and prepare U.S. GAAP compliant financial statements on a timely basis and to properly document risks affecting financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system. Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in the 2025 Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes from the risk factors disclosed in our 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2026 Annual Meeting of Shareholders

The Company’s Board of Directors has not yet established the date of the Company’s 2026 annual meeting of shareholders. When the date is established, the Company will announce it in its filings made with the SEC.

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Items 408(a) and 408(c) of Regulation S-K, respectively) during the quarterly period covered by this Report.

Item 6. Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference:

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

Brand Engagement Network Inc. (Registrant)

Date: May 15, 2026	By:	/s/ Tyler Luck
	Name:	Tyler Luck
	Title:	Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Walid Khiari
	Name:	Walid Khiari
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

