Form 10-Q
period 2026-06-30
Brand Engagement Network Inc.
filed 2026-08-14
CIK 1838163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-40130

Brand Engagement Network Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1574798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer . Identification No.)

300 Delaware Ave Suite 210 Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

(307) 757-3650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BNAI	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	BNAIW	The Nasdaq Stock Market LLC

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

As of August 14, 2026, 7,488,046 shares of the Issuer’s common stock, $0.0001 par value per share, and 1,644,096 public warrants (after giving effect to the 1-for-10 reverse stock split on December 12, 2025) representing the right to acquire one share of the issuer’s common stock at an exercise price of $115.00 per share were outstanding.

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
●

our ability to successfully integrate Cataneo GmbH (“Cataneo”) which was acquired on June 30, 2026, and to realize the anticipated benefits of the acquisition; the risk associated with the integration of Cataneo’s operations, technology, and personnel; and the possibility that the expected benefits of the acquisition may not be realized or may take longer to realize than expected;

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report, which are incorporated by reference herein. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Many of the important factors that will determine these results are beyond our ability to control or predict. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and, except as otherwise required by law, we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. Financial Information

Item 1. Financial Statements

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025 **
ASSETS
Current assets
Cash and cash equivalents	$708,202	$172,124
Accounts receivable	829,142	250,120
Accounts receivable-Related Party, net	123,844	-
Prepaid and other current assets	953,287	1,213,777
Total current assets	2,614,475	1,636,021
Property and equipment, net	330,986	287,073
Right of use asset	839,271	329,505
Intangible assets, net	15,006,781	13,050,901
Goodwill	10,758,546	-
Investments	1,152,530	-
Other non-current assets	2,283	-
Total assets	$30,704,872	$15,303,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	3,206,471	5,042,010
Accrued expenses	4,121,773	3,666,784
Lease liability, current	314,847	-
Short-term debt	369,570	1,342,352
Convertible debt	760,000	760,000
Income tax payables	144,978	-
Other current liabilities	345,743	-
Total current liabilities	9,263,382	10,811,146
Lease liability, non-current	530,716	309,752
Long-term debt	58,416	-
Warrant liabilities	230,173	721,758
Deferred tax liabilities	1,182,088	-
Total liabilities	11,264,775	11,842,656

Commitments and contingencies (Note I)	-	-

Stockholders’ equity
Preferred stock par value $0.0001 per share, 10,000,000 shares authorized, none designated. No shares issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock par value of $0.0001 per share, 750,000,000 shares authorized; 7,433,350 shares issued and outstanding as of June 30, 2026, 5,783,524 shares issued and outstanding as of December 31, 2025 (*)	742	578
Additional paid-in capital	81,506,244	59,102,850
Accumulated deficit	(62,066,889)	(55,642,584)
Total stockholders’ equity	19,440,097	3,460,844
Total liabilities and stockholders’ equity	$30,704,872	$15,303,500

(*)	Adjusted retroactively for reverse stock split, see Note G

(**)	Derived from the audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue	56,562	5,000	160,873	15,000
Revenue-related party, net	$103,521	$-	$103,521	$-
Cost of goods sold	-	-	-	-
Gross profit	160,083	5,000	264,394	15,000

Operating expenses
General and administrative expenses	2,634,629	1,848,021	4,998,533	5,062,210
Research and development	5,004	7,398	31,948	18,095
Depreciation and amortization	1,051,344	974,889	2,098,755	1,914,095
Total operating expenses	3,690,977	2,830,308	7,129,236	6,994,400

Loss from operations	(3,530,894)	(2,825,308)	(6,864,842)	(6,979,400)

Other income (expense)
Interest expense, net	(14,693)	(21,609)	(72,300)	(146,651)
Change in fair value of warrant liabilities	197,292	(190,715)	491,585	424,177
Gain on debt extinguishment	-	3,959,054	89,340	3,959,054
Other income (expense), net	(5,033)	(16,342)	(11,099)	37,670
Total other income, net	177,566	3,730,388	497,526	4,274,250

Income (loss) before income tax expense	(3,353,328)	905,080	(6,367,316)	(2,705,150)
Income tax expense	(10,000)	-	(56,989)	-
Net income (loss)	$(3,363,328)	$905,080	$(6,424,305)	$(2,705,150)

Net loss per common share, basic and diluted (*)	$(0.49)	$0.21	$(1.00)	$(0.66)
Weighted average number of common shares outstanding, basic and diluted (*)	6,824,379	4,216,612	6,426,123	4,124,018

(*)	Adjusted retroactively for reverse stock split, see Note G

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares*	Amount*	Capital*	Deficit	Total
Balance, December 31, 2024	-	$-	3,816,899	$382	$49,661,259	$(47,017,149)	$2,644,492
Sale of common stock	-	-	118,643	12	1,325,530	-	1,325,542
Stock issued upon conversion of convertible notes	-	-	31,667	3	379,997	-	380,000
Stock issued for SEPA liability	-	-	64,357	6	432,472	-	432,482
Warrant exercises	-	-	78,713	8	1,499,542	-	1,499,550
Stock-based compensation	-	-	22,359	2	374,924	-	374,926
Stock issued in settlement of liabilities	-	-	58,803	6	265,488	-	265,494
Net loss	-	-	-	-	-	(3,610,230)	(3,610,230)
Balance, March 31, 2025	-	-	4,191,441	419	53,939,216	(50,627,379)	3,312,256
Stock-based compensation	-	-	-	-	128,839	-	128,839
Warrant exercises	-	-	2,551	-	50,000	-	50,000
Issuance of common stock	-	-	78,658	8	1,328,963	-	1,328,971
Net income	-	-	-	-	-	905,080	905,080
Balance, June 30, 2025	-	$-	4,272,650	$427	$55,447,018	$(49,722,299)	$5,725,146

	Preferred Stock		Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2025	-	$-	5,783,524	$578	$59,102,850	$(55,642,584)	$3,460,844
Sale of common stock	-	-	30,752	3	1,542,979	-	1,542,982
Stock issued in conversion of convertible notes	-	-	28,871	3	391,032	-	391,035
Stock issued for Standby Equity Purchase Agreement liability	-	-	-	-	183,895	-	183,895
Warrant exercises	-	-	701,059	70	4,447,064	-	4,447,134
Stock-based compensation	-	-	-	-	112,000		112,000
Stock issued in settlement of liabilities	-	-	2,719	-	204,970	-	204,970
Net loss	-	-	-	-	-	(3,060,977)	(3,060,977)
Balance, March 31, 2026	-	-	6,546,925	654	65,984,790	(58,703,561)	7,281,883
Sale of common stock	-	-	230,144	24	8,911,972	-	8,911,996
Stock issued in conversion of convertible notes	-	-	-	-	-	-	-
Stock issued for Purchase of Cantaneo	-	-	255,014	25	4,363,265	-	4,363,290
Stock issued for services			169,230	17	596,623		596,640
Warrant exercises	-	-	232,037	22	1,537,594	-	1,537,616
Stock-based compensation	-	-	-	-	112,000	-	112,000
Stock issued in settlement of liabilities	-	-	-	-	-	-	-
Net loss	-	-				(3,363,328)	(3,363,328)
Balance, June 30, 2026	-	$-	7,433,350	$742	$81,506,244	$(62,066,889)	$19,440,097

(*) Adjusted retroactively for reverse stock split, see Note G

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,424,305)	$(2,705,150)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	2,098,755	1,914,095
Allowance for uncollected receivables		30,000
Change in fair value of warrant liabilities	(491,585)	(424,177)
Gain on debt extinguishment	(89,340)	(3,959,054)
Equity based compensation	224,000	498,440
Stock issued for services	596,640	-
Non-cash interest expense	72,300	86,042
Reduction in the right of use asset	94,229	87,120
Changes in operating assets and liabilities:
Accounts receivable	63,933	(8,112)
Prepaid and other current assets	270,987	(877,247)
Accounts payable	(2,202,790)	600,842
Accrued expenses	246,654	(336,925)
Lease liability	(68,184)	(143,008)
NET CASH USED IN OPERATING ACTIVITIES	(5,608,706)	(5,237,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,152,473)	-
Payment for business acquisitions, net of cash acquired	(8,480,285)	-
Purchase of property and equipment	(4,312)	-
Capitalized internal-use software costs	(161,437)	(141,512)
NET CASH USED IN INVESTING ACTIVITIES	(9,798,507)	(141,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from option and warrant exercises	5,984,750	1,549,550
Repayments of short term debt	(50,000)	1,102,866
Repayment of note payable	(630,332)	(57,200)
Proceeds from the sale of common stock	10,454,978	2,654,513
Proceeds from Standby Equity Purchase Agreement liability	183,895	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,943,291	5,249,729

Net change in cash and cash equivalents	536,078	(128,917)
Cash, beginning of period	172,124	149,273
Cash, end of period	$708,202	$20,356

SUPPLEMENTAL NON-CASH DISCLOSURES
Issuance of common stock for Standby Equity Purchase Agreement liability	$-	$432,482
Stock-based compensation capitalized as part of capitalized software costs	$-	$5,325
Settlement of liabilities into common shares	$204,970	$265,494
Conversion of convertible notes into common shares	$391,035	$380,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAND ENGAGEMENT NETWORK INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

Brand Engagement Network Inc. (formerly Blockchain Exchange Network Inc.) (together with its subsidiaries, “BEN” or “the Company”) was formed in Jackson, Wyoming on April 17, 2018. In 2019, the Company became a wholly-owned subsidiary of Datum Point Labs (“DPL”), and then was spun out of DPL in May 2021. BEN acquired DPL in December 2021.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of 62,066,889, a net loss of 6,424,305, and net cash used in operating activities of 5,608,706 for the six months ended June 30, 2026. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

Strategic Commercial Agreements

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

Unaudited Interim Results

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited financial statements and the notes thereto as of and for the year ended December 31, 2025 found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited but have been prepared on the same basis as the annual audited financial statements and include all normal, recurring adjustments that management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Trade receivables represent amounts due from customers and are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, historical experience, and other currently available evidence. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. Trade receivables of the Company as of June 30, 2026 and December 31, 2025 are $829,142 and $250,120, respectively, net of an allowance for expected credit losses amounting to zero, respectively.

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three and six months ended June 30, 2026 or 2025.

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

The Black-Scholes option-pricing model requires the use of judgments and assumptions, including fair value of the Company’s Common Stock, the option’s expected term, the expected price volatility of the underlying stock, risk free interest rates and the expected dividend yield.

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

The Company capitalizes costs for internal-use software once project approval, funding, and feasibility are confirmed. These costs primarily consist of external consulting fees and direct labor costs. When the internal-use software is ready for its intended use, the Company reclassifies the internal-use software to developed software intangible assets and amortizes the asset over an estimated useful life ranging from 3 to 5 years. No impairment losses were recorded for the three and six months ended June 30, 2026 or 2025.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Gains and losses arising from foreign currency transactions and the effects of remeasurements are captured within the net loss within the unaudited, condensed consolidated statement of operations. Foreign currency transaction gains and losses were not material for the three and six months ended June 30, 2026 and 2025.

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

Business Combinations

The purchase price for each acquisition is allocated to the assets acquired and liabilities assumed primarily based on their estimated fair values at the date of acquisition. The excess of (i) the total consideration transferred over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the consideration transferred is less than the fair value of the net assets of the acquiree, the difference is recognized directly in the consolidated statements of operations as a bargain purchase gain. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed. The consolidated financial statements include the results of operations of an acquired business beginning on the acquisition date.

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

Level 3 - assets and liabilities whose significant value drivers are unobservable.

The following fair value hierarchy table presents information about the Company’s liabilities measured at fair value on a recurring basis:

	Fair value measurement at reporting date using
December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$-	$452,826	$-
Warrant liabilities - Private Placement Warrants	-	268,932	-
Total Warrant Liabilities	$-	$721,758	$-

	Fair value measurement at reporting date using
June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities - Public Warrants	$-	$144,409	$-
Warrant liabilities - Private Placement Warrants	-	85,764	-
Total Warrant Liabilities	$-	$230,173	$-

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

The following potentially dilutive securities are excluded from the calculation of weighted average shares of Common Stock outstanding because their inclusion would have been anti-dilutive:

	June 30, 2026	December 31, 2025
Unvested restricted shares	$-	$-
Options	138,640	138,640
Warrants	3,273,204	4,206,300
Convertible note (as converted)	633,334	1,555,946
Total	$4,045,178	$5,900,886

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

NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Security deposits	$112,176	$107,226
Cataneo GmbH deposit	-	550,000
Prepaid VAT	13,417	1,993
Prepaid professional fees	534,180	424,835
Prepaid insurance	282,197	99,437
Other	11,317	30,286
Prepaid expenses and other current assets	$953,287	$1,213,777

NOTE D - PROPERTY AND EQUIPMENT, NET

Property and equipment include equipment, furniture, and capitalized software. Furniture and equipment are depreciated using the straight-line method over estimated useful lives of three years. Capitalized software costs are amortized straight-line over an estimated useful life ranging from three to five years.

Property and equipment consists of the following:

	June 30, 2026	December 31, 2025
Equipment	$700,722	$676,785
Furniture	12,012	13,591
Capitalized software	240,515	240,515
Cataneo property and equipment	39,601	-
Total	992,850	930,891
Accumulated depreciation and amortization	(661,864)	(643,818)
Property and equipment, net of accumulated depreciation and amortization	$330,986	$287,073

For the three months ended June 30, 2026 and 2025, depreciation of property and equipment totaled approximately $9,750 and $8,328, respectively.

For the six months ended June 30, 2026 and 2025, depreciation of property and equipment totaled approximately $34,467 and $16,623, respectively.

NOTE E - INTANGIBLE ASSETS

The following table summarizes intangible assets included on the unaudited, condensed consolidated balance sheets:

	June 30, 2026
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,268,563	$(729,119)	$539,444
Developed technology	18,692,109	(8,117,970)	10,574,139
Cataneo Customer Relationships	896,236	-	896,236
Cataneo capitalized software	2,996,962	-	2,996,962
Total	$23,853,870	$(8,847,089)	$15,006,781

	December 31, 2025
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Patent portfolio	$1,264,752	$(658,522)	$606,230
Developed technology	18,552,529	(6,107,858)	12,444,671
Total	$19,817,281	$(6,766,380)	$13,050,901

Total amortization expense, including amortization related to developed technology, was approximately $1,041,544 and $966,561 for the three months ended June 30, 2026 and 2025, respectively, and $2,080,709 and $1,897,472 for the six months ended June 30, 2026 and 2025, respectively.

Future amortization of intangible assets are estimated to be as follows:

Years Ending December 31:

Remainder of 2026	$2,564,968
2027	4,644,704
2028	4,472,748
2029	2,101,271
2030 and beyond	1,223,090
$15,006,781

NOTE F – DEBT

Convertible Notes

On April 12, 2024, the Company issued a convertible promissory note to J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) in the principal amount of $1,900,000 (the “Cohen Convertible Note”), to settle outstanding invoices totaling $1,900,000 related to investment banking services rendered to the Company in connection with the Business Combination. Beginning on October 14, 2024, interests accrues at the fixed rate of 8% per annum on the outstanding principal amount. Interest is payable monthly in cash or in-kind at the election of the Company. The Company may prepay the Cohen Convertible Note in whole or in part at any time without penalty. The maturity date of the Cohen Convertible Note was March 14, 2025. As of June 30, 2026, the Company was in default of the Cohen Convertible Note. As of the date of this filing, the Company and CCM remain in discussions regarding the note. CCM has not initiated formal collection or enforcement proceedings against the Company. During the three and six months ended June 30, 2026, the Company recognized $14,693 and $72,300 in interest expense related to the Cohen Convertible Note, respectively.

On December 14, 2024, $760,000 of the Cohen Convertible Note converted into 63,333 shares of Common Stock at $12.00 per share (the “Floor Price”). Under the terms of the note, on the 14th day of each successive month, CCM may elect to convert a portion of the remaining outstanding principal and accrued interest into shares of Common Stock. The number of shares issuable upon any such conversion is calculated as up to 20% of the then-outstanding principal balance plus accrued interest, divided by a conversion price equal to 92.75% of the arithmetic average of the Daily Volume-Weighted Average Price for the five trading days immediately preceding the conversion date, subject to a floor price of $12.00 per share.

Short-Term Loans

As of June 30, 2026, the Company had a short-term loan with an outstanding principal balance of $369,570. During the three and six months ended June 30, 2026, the Company repaid $0 and $50,000 in cash, respectively. The loan bears interest at a rate of 12% per annum and mature upon demand.

NOTE G - STOCKHOLDERS’ EQUITY

In December 2025, the Company effected a 1-for-10 reverse stock split of its Common Stock. All share and per share amounts in these financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split.

On May 30, 2024, the Company issued to the May Purchasers an aggregate of 20,000 shares of Common Stock and warrants to purchase 40,000 shares of Common Stock (consisting of 20,000 May One-Year Warrants and 20,000 May Five-Year Warrants) for aggregate gross proceeds of $500,000. The remaining shares were issued to an escrow account and such shares along with the May Warrants remain in escrow until the conditions in the May SPA are satisfied. The May Purchasers were required to pay to the Company monthly cash installments in the amounts and on the dates as determined in the May SPA ending on October 29, 2024. For every $25.00 paid to the Company, the Company will release one share of Common Stock and two May Warrants from escrow to the May Purchasers. If a May Purchaser fails to pay its required funding by the respective deadline, the May Purchaser’s entire commitment under the May SPA will become immediately due and payable. During the three and six months ended June 30, 2026, the Company issued 0 and 33,000 shares of Common Stock to the May Purchasers for proceeds of approximately $0 and $750,000, respectively. As of June 30, 2026, 19,013 May One-Year Warrants and 12,516 May Five-Year Warrants are outstanding.

On July 1, 2024, the Company entered into a separate Securities Purchase Agreement (the “July SPA”) with The Williams Family Trust for the issuance and sale of 12,000 shares of Common Stock at a price per share of $25.00 and an aggregate of 24,000 warrants, consisting of (i) 12,000 warrants with a term of one year and (ii) 12,000 warrants with a term of five years for an aggregate purchase price of $300,000. The warrants are immediately exercisable for Common Stock at a price of $25.00 per share. As of June 30, 2026, 2400 warrants remain outstanding.

On January 13, 2025, the Company entered into the January Warrant Exercise Agreement with certain Purchasers. Pursuant to the August SPA, the Purchasers previously purchased 11,000 shares of Common Stock, and the Company issued the Contribution Warrant to purchase up to 96,000 shares of Common Stock at an exercise price of $50.00 per share in exchange for certain holders of Common Stock contributing 118,500 shares of Common Stock into an escrow account maintained in connection with the August SPA, of which 107,500 shares of Common Stock remain in such escrow account as of June 30, 2026.

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

On January 29, 2026, the Company repaid in full an aggregate of $640,332 of outstanding indebtedness. This included the payment of $630,332 owed to Hana Bank, South Korea, thereby satisfying the obligations under the Asset Purchase Agreement dated May 3, 2023, through January 30, 2026. Additionally, during the three and six months ended June 30, 2026, the Company completed $0.2 million and $0.2 million in debt-to-equity conversions, respectively, further reducing outstanding liabilities.

On March 25, 2026, the Company closed a $1.5 million private placement with Ben Capital Fund I, LLC pursuant to which the Company sold 24,000 shares of Common Stock at a price of $63.25 per share.

During the three and six months ended June 30, 2026, the Company also received approximately $1.3 million and $5.5 million in cash proceeds from the exercise of outstanding warrants, respectively.

Common Stock Warrants

In connection with the Business Combination, the Company assumed 1,031,495 Public Warrants and 612,601 Private Placement Warrants, which were all outstanding as of June 30, 2026 and December 31, 2025. Each whole Public Warrant and Private Placement Warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $115.00 per share. The Public Warrants and Private Placement Warrants were exercisable beginning on April 13, 2024 and expire on April 14, 2029.

The Private Placement Warrants are identical to the Public Warrants, except that (x) the Private Placement Warrants and the Common Stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be nonredeemable as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

On August 26, 2024, in connection with the August SPA and the Assignment Agreement, the Company entered into a warrant purchase agreement (the “August Warrant Agreement”) with each of the warrant holders signatory thereto (the “Warrant holders”), pursuant to which the Company issued to the Warrant holders an aggregate of 96,000 warrants to purchase shares of Common Stock (the “August Warrants”), with an exercise price of $50.00 per share with an expiration period of five years from the date of issuance.

NOTE H -EQUITY-BASED COMPENSATION

Equity Compensation Plans

2021 Incentive Stock Option Plan

In May 2021, the Company adopted the 2021 Incentive Stock Option Plan (“2021 Option Plan”) that provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non-statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards, and (vi) other stock awards. The 2021 Option Plan was administered by the Company’s Board of Directors (the “Board of Directors”). In connection with the Closing, all outstanding awards were assumed by BEN pursuant to the terms of the Business Combination Agreement and the Board of Directors declared that there will be no further issuances under the 2021 Option Plan. Forfeitures under the 2021 Option Plan are automatically added to shares available for issuance under the 2024 Plan(as defined below).

2024 Long-Term Incentive Plan

In connection with the Closing, the 2024 Long-Term Incentive Plan (the “2024 Plan”) became effective. The 2024 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) restricted stock units, (vi) performance awards, (vii) dividend equivalent rights, (viii) performance awards, (ix) performance goals, (x) tandem awards, (xi) prior plan awards, and (xii) other awards. The 2024 Plan is administered by the Board of Directors. The 2024 Plan awards are available to employees, officers and contractors. The option grants authorized for issuance under the 2024 Plan may total up to 2,942,245 shares of Common Stock. As of June 30, 2026 and December 31, 2025, 26,616 shares remained available for grant under the 2024 Plan.

NOTE I -BUSINESS COMBINATIONS

Cataneo GmbH

On June 30, 2026 (the “Acquisition Date”), the Company completed its acquisition of Cataneo GmbH (“Cataneo”). The acquisition was accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the accounting acquirer. The total stated aggregate consideration under the definitive agreement was $19.5 million. For U.S. GAAP accounting purposes, the consideration transferred was measured at its acquisition-date fair value of approximately $13.7 million consisting of (i) cash of approximately $9 million, (ii) the fair value of common stock issued of approximately $4.3 million, and (iii) other consideration of approximately $0.4 million. The difference between the stated aggregate consideration per the agreement and the fair value of consideration transferred is primarily attributable to the acquisition-date fair value of the Company’s common stock issued in the transaction.

The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed based on available information. The determination of the estimated fair value of assets acquired requires management’s judgment and often involves the use of significant estimates and assumptions. The preliminary allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date. A final determination of the fair value of assets acquired and liabilities assumed will be performed within one year of the Acquisition Date.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition are as follows:

Purchase consideration:
Common Stock, at fair value	$4,363,290
Deferred consideration payable	341,190
Cash paid	9,000,043
Total purchase consideration	$13,704,522

Purchase price allocation:
Cash	$601,839
Accounts receivable	766,799
Prepaid and other current assets	10,497
Other non-current assets	2,340
Property and Equipment	39,601
Intangible assets	3,893,198
Goodwill	10,758,547
Operating lease right of use asset	603,995
Accounts payable and accrued expenses	(554,872)
Other current liabilities	(345,743)
Income taxes payable	(144,978)
Deferred tax liabilities	(1,182,088)
Lease liability	(603,995)
Debt	(140,618)
Fair value of net assets acquired	$13,704,522

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill and is primarily attributed to the to the synergies expected from expanded European AI market opportunities as well as customer relationships and technology synergies. The goodwill balance is not deductible for income tax purposes.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in years):

	Fair value	Useful life
Customer Relationships	$896,236	5
Capitalized software	2,996,962	5
Total intangible assets	$3,893,198

Unaudited Pro-Forma Information

The financial information in the table below summarizes the combined results of operations of BEN and Cataneo, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented or of results that may occur in the future.

The following unaudited pro forma financial information for the three and six months ended June 30, 2026 and 2025 combines the historical results of BEN and Cataneo, as converted to U.S. GAAP, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026 Pro Forma	2025 Pro Forma	2026 Pro Forma	2025 Pro Forma
Revenue	$2,855	$2,534	$5,581	$4,833
Net income (loss)	$(3,208)	$1,200	$(6,015)	$(2,435)

We based the foregoing pro-forma results on estimates and assumptions that we believe are reasonable. The pro-forma results include adjustments primarily related to purchase accounting. We included acquisition costs and other nonrecurring charges incurred in the earliest period presented

NOTE J - RELATED PARTY TRANSACTIONS

Advances to Officers and Directors

Certain officers and directors advanced funds to or were advanced from the Company on an undocumented, non-interested bearing, due on demand basis. As of June 30, 2026 and December 31, 2025, there were no amounts owed to related parties were included within accrued expenses and accounts payable, respectively, in the accompanying consolidated balance sheet.

Related Party Revenue

The Company provided services related to the development and operation of platforms for certain equity method investees. The Company recognized related party revenue of $103,521 and $103,521 during the three and six months ended June 30, 2026, respectively. The Company did not recognize any related party revenue during the three and six months ended June 30, 2025.

NOTE K - COMMITMENTS AND CONTINGENCIES

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

Litigation

We are currently involved in multiple related litigations arising out of disputes with AFG Companies, Inc. (“AFG”) and related parties:

●	Brand Engagement Network, Inc. v. AFG Companies, Inc. and Ralph Wright Brewer III, Case No. 25-CV-2245 (CM) (S.D.N.Y.) (the “SDNY Action”);
●	Brand Engagement Network, Inc. v. AFG Companies, Inc. and Ralph Wright Brewer III, Case No. 4:25-CV-00463 (N.D. Tex.); and
●	related proceedings in Tarrant County, Texas.

These matters remain ongoing, and we cannot predict the outcome or the timing of any resolution. An adverse result, or even a favorable result that is delayed, could require us to incur significant legal fees and expenses, divert management’s attention from our business operations, and potentially impact our financial condition and results of operations. In addition, the existence of the litigation may negatively affect the trading price of our Common Stock.

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

Skye LATAM

In October 2025, the Company entered into an exclusive reseller agreement (the “Agreement”) with Skye Inteligencia LATAM (“Skye”), pursuant to which the Company granted Skye the exclusive right to market and resell certain of the Company’s services. In connection with the Agreement, the Company received a contingent preferred equity interest in Skye and a 25% common stock interest in Skye, and is entitled to a 35% share of Skye’s future net revenues derived from the resold services. As Skye was a newly formed entity with no operations or revenue history at the time the Agreement was executed, the Company determined that collectibility of substantially all consideration was not probable at inception and, accordingly, the Agreement did not meet the criteria for recognition under ASC 606. The preferred equity interest has been recorded as an equity security under ASC 321 with nominal value, and the 25% common stock interest, which had nominal value at the date of the Agreement, is accounted for under the equity method in accordance with ASC 323. Revenue attributable to the 35% revenue share will be recognized as the related sales occur in accordance with ASC 606.

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

NOTE L - SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 14, 2026, which represents the date the financial statements were available to be issued, and no events, other than those discussed below, have occurred through that date that would impact the unaudited, condensed consolidated financial statements.

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

Overview

We are a technology company building the infrastructure for intelligent engagement. We develop proprietary artificial intelligence (“AI”), enterprise software, and other technology designed to help organizations understand, engage, personalize, and activate interactions with the people and environments around them.

Our technology combines AI, software, data, automation, and enterprise integration capabilities to enable intelligent engagement across a range of environments and use cases. Our proprietary technology, including our Engagement Language Model (“ELM™”), is designed to connect conversational and other forms of interaction with organizational data, workflows, and systems, enabling organizations to deploy intelligent experiences across digital, physical, conversational, and multimodal environments. Our technology is designed for secure, enterprise-grade deployment.

By applying intelligence to interactions and environments, our technology is designed to improve experiences, support enterprise operations, automate meaningful work, and enable organizations to make interactions more personalized, efficient, and actionable. Our technology can be applied across industries and engagement environments, including hospitality, healthcare, automotive, transportation and mobility, enterprise operations, advertising, and media.

On June 30, 2026, we completed the acquisition of Cataneo GmbH (“Cataneo”), expanding our technology ecosystem into media and advertising infrastructure. Cataneo is a Munich-based provider of enterprise software for advertising sales, scheduling, traffic, content management, inventory, analytics, and related media operations. The acquisition adds media technology and monetization capabilities to our broader technology ecosystem and provides opportunities to apply our AI, automation, and engagement capabilities within media and other environments.

Our technology is supported by proprietary software, AI capabilities, intellectual property, and a patent portfolio. We continue to develop these technologies for applications across industries and markets in which organizations seek to make interactions and operations more intelligent, personalized, efficient, and actionable.

Recent Developments

Acquisition of Cataneo GmbH

On June 30, 2026, we completed our previously announced acquisition of Cataneo GmbH (“Cataneo”), a provider of enterprise software for advertising operations and infrastructure. Cataneo’s MYDAS platform supports advertising sales, scheduling, traffic, content management, monetization, analytics, CRM integration, and real-time reporting for broadcasters and media organizations. Cataneo’s platform manages more than €6 billion in annual advertising inventory across more than 1,000 media brands and more than 200 broadcast and digital channels across four continents. Cataneo generated more than €8.6 million in revenue in 2025. Total consideration for the acquisition was approximately $13.7 million, consisting of $9 million in cash and 255,014 shares of our common stock. In connection with the transaction, our Board of Directors appointed Cataneo Co-Founder Christian Unterseer to serve as a member of our Board, effective July 1, 2026.

Russell Index Inclusion

Effective at the close of U.S. markets on June 26, 2026, we were added to the Russell 3000® Index as part of the 2026 annual reconstitution of the Russell U.S. Indexes, resulting in concurrent inclusion in the Russell 2000® Index and applicable Russell style indexes.

Investment in Accelevate Solutions

On June 5, 2026, we completed a $1 million investment in Accelevate Solutions, a division of HighTide Energy, Inc., for an approximately 10% ownership stake. In connection with the investment, we received a warrant that may increase our ownership interest in Accelevate to approximately 20% over the following six months, subject to the terms of the warrant, and secured a matching $1 million investor capital commitment to support the exercise of that warrant.

Healthcare Initiatives

On June 11, 2026, we launched INTERVENT Health AI, a 50/50 joint venture with INTERVENT International formed to commercialize AI-powered health coaching and chronic disease management solutions. On June 23, 2026, our Skye Salud program in Mexico advanced to its next phase as we continued to expand our healthcare technology initiatives in the region.

Capital Structure and Legacy Liabilities

During the six months ended June 30, 2026, we continued to reduce legacy liabilities and streamline our capital structure. On January 29, 2026, we repaid in full an aggregate of $640,332 of outstanding indebtedness, including $630,332 owed to Hana Bank, South Korea, satisfying our obligations under the Asset Purchase Agreement dated May 3, 2023 through January 30, 2026. During the six months ended June 30, 2026, we also completed $596,005 of debt-to-equity conversions. On February 4, 2026, we also terminated our $50 million Standby Equity Purchase Agreement (“SEPA”) facility as part of our efforts to streamline our capital structure.

Subsequent Events

Cataneo U.S. Expansion

On July 13, 2026, we established a U.S. commercial headquarters for Cataneo on Madison Avenue in New York and appointed Don Durand as Chief Sales Officer of Cataneo to lead its commercial strategy and U.S. expansion.

Transportation Media Network

On July 14, 2026, together with Cataneo and Accelevate Solutions, we launched an AI-powered Transportation Media Network designed to convert connected vehicle fleets into advertising-supported media platforms.

INTERVENT Health AI Leadership

On August 1, 2026, INTERVENT Health AI, our 50/50 joint venture with INTERVENT International, appointed James F. Hughes as Chief Executive Officer to lead the venture’s commercialization efforts.

Skye Africa Intelligence

On August 5, 2026, Skye Africa Intelligence (Pty) Ltd., a joint venture owned by Valio Technologies (Pty) Ltd. and us, signed a non-binding Memorandum of Understanding with the East, Central and Southern Africa Health Community (“ECSA-HC”) to explore the deployment of AI-enabled health solutions across the ECSA-HC membership.

Operational Results and Strategic Milestones:

Grupo Skye and Related Entities: The Company owns a 25% common equity interest in Grupo Skye. Through this interest, the Company holds a 50% interest in Skye Salud (with Grupo Knobloch owning the other 50%) and, through Grupo Skye, 100% of Skye Intelligencia (formerly Skye Intelligencia LATAM), which serves as the vehicle for government-related business. The Company also holds a preferred equity interest that has been recorded at nominal value for accounting purposes.

Africa Licensing Agreement: On January 20, 2026, the Company, through its wholly owned subsidiary Skye AI USA LLC, entered into a licensing partnership related to the African market.   The Company owns 25% of the common equity of Skye Africa Intelligence, Pty. Ltd, with Valio Technologies owning the remaining 75% and holds preferred equity with a nominal value.  The Company is entitled to a 35% recurring revenue share.

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

Revenues

We are a development stage company and have not generated any significant revenue to date, but we anticipate additional revenue from our acquisition of Cataneo GmbH.

Public Company Costs

If we cease to be an emerging growth company and then qualify as an accelerated filer or large accelerated filer, we will become subject to the provisions and requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002, which will require us to undergo audits of our internal controls over financial reporting as part of our yearly financial statement audits, resulting in a significant increase in consultant and audit costs over previous levels going forward.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

	For the three months ended June 30,
	2026	2025	Increase (Decrease) $
Revenue	$160,083	$5,000	$155,083
Cost of goods sold	-	-	-
Gross profit	160,083	5,000	155,083

Operating expenses
General and administrative expenses	2,634,629	1,848,021	786,068
Research and development	5,004	7,398	(2,394)
Depreciation and amortization	1,051,344	974,889	76,455
Total operating expenses	3,690,977	2,830,308	860,669
			-
Loss from operations	(3,530,984)	(2,825,308)	(705,586)
			-
Other income (expense)			-
Interest expense, net	(14,693)	(21,609)	6,916
Change in fair value of warrant liabilities	197,292	(190,715)	388,007
Gain on debt extinguishment	-	3,959,054	(3,959,054)
Other income (expense), net	(5,033)	(16,342)	11,309
Total other income, net	177,566	3,730,388	(3,552,822)
			-
Loss before income tax expense	(3,353,328)	905,080	(4,258,408)
Income tax expense	(10,000)	-	(10,000)
Net loss	$(3,363,328)	$905,080	$(4,268,408)

Net loss per common share, basic and diluted (*)	$(0.49)	$0.21
Weighted average number of common shares outstanding, basic and diluted (*)	6,824,379	4,216,612

	For the six months ended June 30,
	2026	2025	Increase (Decrease) $
Revenue	$264,394	$15,000	$249,394
Cost of goods sold	-	-	-
Gross profit	264,394	15,000	249,394

Operating expenses
General and administrative expenses	4,998,533	5,062,210	(63,677)
Research and development	31,948	18,095	13,853
Depreciation and amortization	2,098,755	1,914,095	184,660
Total operating expenses	7,129,236	6,994,400	134,836

Loss from operations	(6,824,842)	(6,979,400)	114,558

Other income (expense)
Interest expense, net	(72,300)	(146,651)	74,351
Change in fair value of warrant liabilities	491,585	424,177	67,408
Gain on debt extinguishment	89,340	3,959,054	(3,869,714)
Other income (expense), net	(11,099)	37,670	(48,769)
Total other income, net	497,526	4,274,250	(3,776,724)

Loss before income tax expense	(6,367,316)	(2,705,150)	(3,662,166)
Income tax expense	(56,989)	-	(56,989)
Net loss	$(6,424,305)	$(2,705,150)	$(3,719,155)

Net loss per common share, basic and diluted (*)	$(1.00)	$(0.66)
Weighted average number of common shares outstanding, basic and diluted (*)	6,426,123	4,124,018

Revenues

During the three months ended June 30, 2026 and 2025, revenue was immaterial. During the six months ended June 30, 2026, revenue increased to $264,394 from $15,000 during the six months ended June 30, 2025 primarily as a result of increased commercial traction for our Engagement AI solutions and related party revenue.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2026 were approximately $2.6 million and 5.0 millions, respectively, compared to the three and six months ended June 30, 2025 which were approximately $1.8 million and $5.1 million, respectively. This represents an increase of approximately $0.8 million and a decrease of $0.1 million, respectively. The increase for the three months was primarily related to an increase in stock based compensation relating to shares issued for services. The decrease for the six months was primarily attributable to lower professional fees, employee-related costs, and insurance expense. We expect, in the near term, to continue utilizing the issuance of equity-based instruments as compensation to reduce our cash outlays.

Depreciation and amortization expenses

Depreciation and amortization expenses for the three and six months ended June 30, 2026 were approximately $1.1 million and $2.1 million, respectively, compared to the three and six months ended June 30, 2025 of $1.0 million and $1.9 million, respectively. This represents an increase of approximately $0.1 million and $0.2 million, respectively.

Research and development expenses

Research and development expenses for the three and six months ended June 30, 2026 were approximately $0.01 million and $0.03 million, respectively, compared to approximately $0.01 million and $0.02 million for the three and six months ended June 30, 2025, respectively. Research and development expenses primarily consisted of consulting-related expenses.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities for the three and six months ended June 30, 2026 was approximately $0.2 million and $0.4 million, respectively, compared to approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively. The expense was associated with the noncash remeasurement of warrant liabilities at each balance sheet date.

Liquidity and Capital Resources

Capital Resources and Available Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared as though the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of 62,066,889, a net loss of 6,424,305 and net cash used in operating activities of 5,608,706 during the six months ended June 30, 2026. Management expects to continue to incur operating losses and negative cash flows from operations for at least the next 12 months. The Company has financed its operations to date from proceeds from the sale of Common Stock, exercises of warrants, the issuance of promissory notes and convertible debt, and its transactions with AFG Companies Inc. (“AFG”). The Company’s current liquidity position raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the six months ended June 30,
	2026	2025
Cash used in operating activities	$(5,608,706)	$(5,237,134)
Cash used in investing activities	(9,798,507)	(141,512)
Cash provided by financing activities	15,943,291	5,249,729
Net decrease in cash and cash equivalents	$536,078	$(128,917)

Operating activities

Cash used in operating activities was approximately $5.6 million during the six months ended June 30, 2026, primarily due to our net loss of approximately $6.4 million. The net loss included noncash charges of approximately $2.5 million, consisting primarily of approximately $2.1 million of depreciation and amortization expense, $0.8 million of equity-based compensation expense, $0.1 million of noncash interest expense, and $0.1 million related to the reduction in the right-of-use asset partially offset by a gain of $0.5 million due to change in the fair value of warrant liabilities, and a gain of $0.1 million due to a gain on debt extinguishment. The net cash outflow of approximately $1.7 million from changes in operating assets and liabilities was primarily due to a decrease in accounts payable of $2.2 million, partially offset by a decrease in accounts receivable of $0.1 million, an increase in accrued expenses of $0.2 million, decrease in prepaid and other current assets of $0.3 million and a decrease in operating lease liabilities of $0.1 million.

Cash used in operating activities was approximately $2 million during the six months ended June 30, 2025, primarily due to our net loss of approximately $2.7 million. The net loss included non-cash charges of approximately $1.7 million, consisting primarily of approximately $1.9 million of depreciation and amortization expense, $0.5 million of equity-based compensation expense, including the issuance of restricted shares, and $0.1 million of non-cash interest expense, partially offset by a $0.4 million gain resulting from the change in fair value of warrant liabilities. The net cash inflow of approximately $0.2 million from changes in operating assets and liabilities was primarily due to an increase in accounts payable of $0.9 million, partially offset by an increase in prepaid expenses and other current assets of $0.6 million and a decrease in operating lease liabilities of $0.1 million.

Investing activities

Cash used in investing activities during the six months ended June 30, 2026 was approximately $9.8 million which consisted primarily of business acquisitions and capitalized internal-use software costs.

Cash used in investing activities during the three and six months ended June 30, 2025 was approximately $0.1 million, which consisted primarily of business acquisitions and capitalized internal-use software costs.

Financing activities

Cash provided by financing activities during the six months ended June 30, 2026 was approximately $ $15.9 million, which consisted primarily of proceeds from the sale of Common Stock and warrant exercises.

Cash provided by financing activities during the six months ended June 30, 2025 was approximately $5.2 million, which consisted primarily of proceeds from the sale of Common Stock and warrant exercises.

Grupo Skye and Related Entities

The Company owns Grupo Skye. Through Grupo Skye, the Company holds the following interests:

* Skye Salud: 50% owned by the Company (through Grupo Skye) and 50% owned by Grupo Knobloch.

* Skye Intelligencia (formerly Skye Intelligencia LATAM): 100% owned by Grupo Skye. This entity serves as the vehicle for government-related business. In connection with the arrangements, the Company also received a contingent preferred equity interest with a nominal value and a 25% common equity interest. As the related entities were newly formed with limited or no operations or revenue history at the time the agreements were executed, the Company determined that collectibility of substantially all consideration was not probable at inception. Accordingly, the arrangements did not meet the criteria for revenue recognition under ASC 606. The preferred equity interest has been recorded as an equity security under ASC 321 with nominal value, and the common equity interests are accounted for under the equity method in accordance with ASC 323. Revenue attributable to any revenue share will be recognized as the related sales occur in accordance with ASC 606.

Africa Licensing Agreement

On January 20, 2026, the Company, through its wholly owned subsidiary Skye AI USA, LLC, entered into a licensing partnership with Valio Technologies (Pty) Ltd. Skye AI USA, LLC was established to limit potential liability of Brand Engagement Network Inc. outside the United States in connection with healthcare applications. Under the arrangement, the Company holds a 25% common equity interest in Skye Africa Intelligence Pty Ltd., and Valio Technologies (Pty) Ltd. owns the remaining. The Company also holds preferred equity with a nominal value.  The Company is entitled to a 35% recurring revenue share. The 25% common equity interest is accounted for under the equity method of accounting.

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

Impairment of Definite Lived Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of the asset exceeds its estimated undiscounted net cash flows, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. If impairment is recognized, the reduced carrying amount of the asset will be accounted for as its new cost. Generally, fair values are estimated using discounted cash flow, replacement cost or market comparison analyses. The process of evaluating for impairment requires estimates as to future events and conditions, which are subject to varying market and economic factors. Therefore, it is reasonably possible that a change in an estimate resulting from judgments as to future events could occur which would affect the recorded amounts of the asset. No impairment losses were recorded for the three and six months ended June 30, 2026 or 2025.

Other than described above, during the three and six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of BEN”, found in our 2025 Annual Report.

Recent Accounting Pronouncements

See Note B to our consolidated financial statements, found in our 2025 Annual Report for a description of recent accounting pronouncements applicable to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2026, based on the material weaknesses identified below.

Material Weakness in Internal Control over Financial Reporting

As discussed in the 2025 Annual Report, the Company disclosed a material weakness in internal controls over financial reporting. Management has concluded this material weakness has not been remediated as an internal control deficiency was identified relating to the lack in investment of resources into accounting and reporting functions to properly account for and prepare U.S. GAAP compliant financial statements on a timely basis and to properly document risks affecting financial statements and controls in place to mitigate those risks in accordance with the requirements for a functioning internal control system. Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that may not be detected.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

In response, the Company’s management has continued implementation of a plan to remediate this material weakness. These remediation measures are ongoing and include; hiring a Chief Financial Officer, which was completed in the fourth quarter of 2024, and adding additional review procedures by qualified personnel over complex accounting matters, which include engaging third-party professionals with whom to consult regarding complex accounting applications.

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

Changes in Internal Control over Financial Reporting

Other than the changes made to the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

We are currently involved in multiple related litigations arising out of disputes with AFG Companies, Inc. (“AFG”) and related parties:

●	Brand Engagement Network, Inc. v. AFG Companies, Inc. and Ralph Wright Brewer III, Case No. 25-CV-2245 (CM) (S.D.N.Y.) (the “SDNY Action”);
●	Brand Engagement Network, Inc. v. AFG Companies, Inc. and Ralph Wright Brewer III, Case No. 4:25-CV-00463 (N.D. Tex.); and
●	related proceedings in Tarrant County, Texas.

These matters remain ongoing, and we cannot predict the outcome or the timing of any resolution. An adverse result, or even a favorable result that is delayed, could require us to incur significant legal fees and expenses, divert management’s attention from our business operations, and potentially impact our financial condition and results of operations. In addition, the existence of the litigation may negatively affect the trading price of our Common Stock.

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

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except the following:

We may not realize the anticipated benefits of the Cataneo acquisition. On June 30, 2026, we completed the acquisition of Cataneo GmbH. The success of the acquisition will depend, in part, on our ability to successfully integrate Cataneo’s operations, technology, personnel, and customer relationships with our existing business. Integration may be complex, time-consuming, and costly, and we may encounter difficulties, including unexpected costs, delays, or loss of key employees or customers. If we are unable to realize the anticipated benefits of the acquisition in a timely manner or at all, our business, financial condition, and results of operations could be adversely affected.

We are involved in multi-jurisdictional litigation with AFG Companies, Inc. and related parties, the outcome of which is uncertain. We are currently party to related litigation proceedings in the Southern District of New York, the Northern District of Texas, and Tarrant County, Texas, arising out of disputes with AFG Companies, Inc. and related parties concerning funding obligations under a September 2023 stock purchase agreement. The litigation is ongoing, and we cannot predict the outcome or the timing of any resolution. An adverse outcome, or even a favorable outcome that is delayed, could result in significant legal fees and expenses, diversion of management attention, and a material adverse effect on our financial condition, results of operations, or the market price of our Common Stock.

Additional risk factors not presently known to us may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities by us during the quarter ended June 30, 2026 that were not previously reported in current reports on Form 8-K filed with the SEC.

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

Item 6. Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference:

Exhibit	Description
2.1	Share Purchase and Transfer Agreement, dated April 30, 2026, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH, Cuneo AG and GForce 112 GmbH (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2026).
2.1#^	Business Combination Agreement and Plan of Reorganization, dated as of September 7, 2023, by and among Brand Engagement Network Inc., BEN Merger Subsidiary Corp., DHC Acquisition Corp and, solely with respect to Section 7.21 and 9.03 thereto, DHC Sponsor, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2023).
2.2#	Share Purchase and Transfer Agreement, dated October 29, 2024, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on October 30, 2024).
2.3	Addendum to Share Purchase and Transfer Agreement, dated February 6, 2025, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on February 12, 2025).
2.4	Addendum II to Share Purchase and Transfer Agreement, dated May 26, 2025, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH and CUNEO AG (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on May 30, 2025).
3.1	Certificate of Incorporation of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities Exchange Commission on December 1, 2025).
3.3	Bylaws of Brand Engagement Network Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities and Exchange Commission on March 20, 2024).
3.4	Amendment No.1 to Bylaws of Brand Engagement Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40130) filed with the Securities Exchange Commission on November 28, 2025).
10.1	Securities Purchase Agreement, dated April 21, 2026, by and between Brand Engagement Network, Inc. and Ben Capital Fund I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
10.2	Securities Purchase Agreement, dated June 3, 2026, by and between Brand Engagement Network, Inc., BEN Capital Fund I, LLC and Joseph Bevash (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2026).
10.3	Letter Agreement, dated April 21, 2026, by and between Brand Engagement Network Inc. and HighTide Energy, Inc. d/b/a Accelevate Solutions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2026).
10.4	Securities Purchase Agreement, dated April 21, 2026, by and between Brand Engagement Network, Inc. and BEN Capital Fund I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2026).
10.5	Share Purchase and Transfer Agreement, dated April 30, 2026, by and among Brand Engagement Network Inc., Christian Unterseer, CUTV GmbH, Cuneo AG and GForce 112 GmbH (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2026).
10.6	Reseller Agreement (USA/Global), dated May 7, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2026).
10.7	Reseller Agreement (Mexico/LATAM), dated May 7, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2026).
10.8	Reseller Agreement (Africa), dated May 14, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2026).
10.9	United States Patent No. 12,633,027, dated May 19, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2026).
10.10	Securities Purchase Agreement, dated May 30, 2026, by and between Brand Engagement Network, Inc. and HighTide Energy, Inc. d/b/a Accelevate Solutions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2026).
10.11	Securities Purchase Agreement, dated June 3, 2026, by and between Brand Engagement Network, Inc., BEN Capital Fund I, LLC and Joseph Bevash (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2026).
10.12	Founding Shareholders Agreement dated June 8, 2026, by and between Brand Engagement Network, Inc., and INTERVENT International, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2026).
31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from Brand Engagement Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. [C19]
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

# Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

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

Brand Engagement Network Inc. (Registrant)

Date: August 14, 2026	By:	/s/ Tyler Luck
	Name:	Tyler Luck
	Title:	Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Walid Khiari
	Name:	Walid Khiari
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

